Form 10QSB
period 2007-06-30
LANGUAGE ACCESS NETWORK, INC.
filed 2007-08-14
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 0-33058

Language Access Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	61-1433933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 W. Rich Street, Suite 150, Columbus, Ohio 43215
(Address of principal executive offices)

(614) 355-0900
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 20,904,066 common shares as of August 2, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of June 30, 2007 and December 31, 2006;
F-2	Statements of Operations for the three and six months ended June 30, 2007 and 2006;
F-3	Statements of Cash Flows for the six months ended June 30, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

LANGUAGE ACCESS NETWORK, INC.
Balance Sheets

Assets	June 30, 2007 (Unaudited)	December 31, 2006
Current Assets
Cash and equivalents	$255,459	$172,737
Accounts receivable, net	35,657	13,383
Other current assets	74,860	96,099
Total Current Assets	365,976	282,219

Fixed assets, net	370,003	184,691

Total Assets	$735,979	$466,910

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$261,160	$119,418
Other Current Liabilities	-	63,543
Total Current Liabilities	261,160	182,961
Long Term Liabilities
Convertible notes payable including accrued interest	677,017	379,901
Total Liabilities	938,177	562,862

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized, 20,607,296 and 20,032,567 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	20,607	20,033
Additional paid-in capital	12,519,584	10,330,483
Accumulated deficit	(12,742,389)	(10,446,468)
Total stockholders' equity (deficit)	(202,198)	(95,952)

Total Liabilities and Stockholders' Equity (Deficit)	$735,979	$466,910

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Operations
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006

Net Revenue	$67,035	$14,369	$42,312	$8,354
Cost of goods sold	482,764	123,217	346,789	74,318
Gross profit (loss)	(415,729)	(108,848)	(304,477)	(65,964)

Labor	289,431	178,704	137,294	102,215
Fair value of options granted	860,690	3,385,590	328,465	1,816,688
Depreciation and amortization	31,923	29,026	18,965	14,763
Selling, general and administrative	438,847	158,251	166,957	110,178
Total operating expenses	1,620,891	3,751,571	651,681	2,043,844
Operating Loss	(2,036,620)	(3,860,419)	(956,158)	(2,109,808)

Other Income and Expenses
Interest expense	(261,160)	(33,736)	(192,874)	(18,875)
Other income (expense)	1,859	(1,925)	1,407	(1,208)
Total other income and expenses	(259,301)	(35,661)	(191,467)	(20,083)
Net loss before income taxes	(2,295,921)	(3,896,080)	(1,147,625)	(2,129,891)

Income Tax (Expense) Benefit	-	-	-	-
Net Loss	$(2,295,921)	$(3,896,080)	$(1,147,625)	$(2,129,891)

Common shares outstanding - basic	20,319,932	20,814,000	20,452,431	20,814,000

Basic loss per share	$(0.11)	$(0.19)	$(0.06)	$(0.10)

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,295,921)	$(3,896,080)
Add back non-cash items:
Depreciation	31,923	29,026
Amortization of discount on convertible debt	201,264	33,736
Fair value of stock options granted	860,690	3,385,590
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts receivable	(22,274)	(1,968)
Change in other assets	21,239	(26,175)
Change in accounts payable	141,742	(67,376)
Change in other liabilities	(63,543)	9,669
Net cash used in operating activities	(1,124,880)	(533,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(217,235)	(67,724)
Net cash used in investing activities	(217,235)	(67,724)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from common stock issued	785,419	370,000
Cash proceeds from convertible notes payable	940,000	482,700
Stock offering costs paid	(435,934)	-
Accrued interest on convertible notes payable	135,352	-
Net cash provided by financing activities	1,424,837	852,700

Net decrease in cash and bank deposits	82,722	251,398
Cash and cash equivalents at beginning of the year	172,737	25,674
Cash and cash equivalents at end of the year	$255,459	$277,072

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for interest	$44	$1,925
Cash paid during the year for income tax	$-	$-

Non cash financing activities
Common stock issued for convertible debt and accrued interest	$39,500	$-

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
(A Development Stage Company)
Notes to the Financial Statements
NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Our Business

Overview

Our business is to provide video language interpretation services on a national and international basis. We are able to interpret foreign language and American Sign Language from English into more than 150 different languages. We are currently focusing our interpretation services in the health care (hospital, clinic) and pharmacy industries. In June 2006, we launched MARTTI units in two Walgreens pharmacies in central Ohio. The pharmacy market is a top focus of our growth plans. We are now providing services in Kroger and CVS pharmacies in Ohio, Michigan, New York and New Jersey. Also, third-party operated in-store clinics, such as Minute Clinic, part of CVS Corporation, and RediClinic are a top priority for our long term expansion plans.

Aside from the health care industry, our services have potential application in the banking industry, judicial system, law enforcement sector, as well as the international hospitality and convention industry. We are able to provide a real-time, on-demand interpreter for virtually every language spoken, with more than 90% of our interpretations performed via two-way video (audio-only is used for more obscure languages).

Our operating revenues are derived from per minute fees charged to our customers for our interpretation services. The customer can pick from many different plans with the smallest package starting at 500 minutes and going up to 7,000. As the minutes increase each month, the customer has the option to move into a higher minute package. Generally, customers are invoiced on a monthly basis based on the product, actual minutes of service provided and the customer’s contractual rate of service.

Our Core Services

We make our interpretation services available to customers through MARTTITM (My Accessible Real-Time Trusted Interpreter). MARTTITM is a wireless, mobile, video conferencing applicance/service that connects customers in real-time to an on-demand video interpreter for over 150 different languages. Depending upon the application, a MARTTITM unit may be a 7” x 10”, 12.1”, or 17” flat video screen and camera that can access an interpreter with a quick push of a button, quickly connecting customers to a video operator who will direct the video call to the appropriate language interpreter. The signals are carried over a secure, private MPLS (Multi Protocol Label Switching) network. We have developed variations of our MARTTI system to suit the needs of our customers, which include the following products:

MARTTITM VideoPhone: The MARTTITM-VideoPhone is a stand-alone video conferencing product with built-in camera and 6.4" TFT-LCD display which enable users to communicate face-to-face with our interpreters with a minimal cost - comparable to that commonly charged by audio-only interpretation services. The MARTTITM-VideoPhone delivers very good performance because of its powerful architecture, combining simplicity of a telephone with the power of a group videoconferencing system. Its compact size (7” x 10” x 10”) makes it ideal for medical clinics, information desks, finance and HR offices, etc. It plugs into a network connection and can be used where wireless service is unavailable.

MARTTITM jr. = MARTTITM-VideoPhone + Cart: MARTTITM jr. combines the mobility of the original MARTTITM with the convenience and economy of the MARTTITM-VideoPhone to connect hospital personnel in real-time to an on-demand video interpreter. Built on a small hospital cart, MARTTITM jr. includes a 12” - 15” flat display screen and uses the Logitech QuickCam combination high-quality camera, microphone and multimedia processor. It can be either wireless, or plug into a network connection where wireless service is unavailable, thus giving all healthcare providers the same access to interpreters for their patients.

MARTTITM pc: We have found that there are medical offices with PCs already located in areas where Video Interpretation could be used to talk with individuals with Limited English Proficiency. There is no necessity for adding an additional equipment system. We can turn most any computer (with a broadband Internet connection & speakers) into a MARTTITM unit with digital CD-quality audio and TV-quality two-way video functionality.

We have assembled a specially-trained, proprietary base of interpreters to perform language services to facilitate the delivery of services to our customers. All of our interpreters undergo rigorous training and are required to participate in continuing education to work for our company. All our interpreters are trained in Bridging the Gap: a 40 hour Medical Interpreter

Training.  This is considered the premier interpreter training program in the United States.  The National Council on Interpreters in Health Care (www.ncihc.org) through the Cross Cultural Health Care program developed this training in 1995 and has since trained interpreters from all over the world.

Plan of Operation

During the next twelve months, we will require significant additional capital to increase our business infrastructure including costs of operation and expansion of the Language Access Network internal call center, recruiting qualified interpreters, developing additional products, expanding manufacturing, and continuing our marketing campaign. The completion of our business plan for the next twelve months is contingent upon us obtaining additional financing. If we are unable to obtain additional financing, our business plan will be significantly delayed.

Key Elements of Our Plan

Our immediate plan is to focus on the following key elements:

▪
Concept: A well planned mix of offerings to industries that serve or are required to meet the needs of limited English proficient individuals who utilize medical, pharmacy, legal/court, branch banking, and emergency facilities.

▪	Product: Quick access via video/audio technology providing high quality resolution, delivery and cost-effective interpretation services.

▪
Service: On-demand, friendly, knowledgeable and quick customer service. Foster greater understanding between the provider and the customer through a non-intrusive audio/visual interpretation methodology.

▪
Marketing: Target market to key demographic and geographic regions with the largest populations of limited English proficient individuals. Target states include: Georgia, California, Texas, New York, Illinois, Florida, New Jersey, Arizona, Colorado, Nevada Massachusetts, Pennsylvania and the Carolinas. Focus will be on major hospital/medical centers, emergency rooms, and urban clinics. Additional direct marketing will be on the 30 major supermarket chains with their own pharmacy departments and the top twenty stand-alone drugstore chains. Additional target markets include major municipalities’ court systems, and emergency response services. We are also focused on the top twenty-five banking companies as well as the top twenty credit unions serving the largest metropolitan areas with extensive branch systems who are focused upon attracting new markets for ethnic groups and the unbanked.

▪	Management and Culture: Knowledgeable, experienced management team that will do the following:

1.  Continue to develop proof of concept, executing the Language Access Network, Inc. mission and plan by maximizing geographic/demographic opportunities and product offerings.

2.  Capitalize and position the Language Access Network, Inc. name and service.

3.  Manage costs.

4.  Focus on the individual non-English speaking person/provider relationship.

5.  Embrace the culture and diversity of our client base and employees encouraging personal ownership of the company and communities we serve.

6.  Execute the roll out plan.

Improving Operation of Our Call Center

Our web presence (www.languageaccessnetwork.com) was developed using HTML, C and C++, software running an SQL database architecture operating on a Windows XP platform. Management anticipates additions to the website once new products and services are introduced. Currently, a secure private connection to the location of our clients is placed to provide connectivity to our private network. Our network is Cisco driven with proven security measures, to meet the highest standards of privacy and quality. All connections are monitored to ensure that quality of service and security standards are being met, end to end at all times.

Implementation of our intranet, video networking, also assures the reliability of our network by hosting the operations on LANW-owned servers and related telecommunications equipment. We anticipate, with further growth, the placement of our own servers and network equipment in a number of Internet datacenters or collocation facilities. The data centers will be managed to provide reliable networking, power, connectivity and security services. We will establish an arrangement with an independent party for backup hosting facilities to provide redundancy in the unlikely event that we encounter difficulties with our primary service center. At the present time, negotiations are underway with a primary operator/independent party that will provide this backup support. Management anticipates that the implementation of these steps to establish the reliability of our service will occur after we are able to secure additional financing. In the event that we are successful in securing additional financing, we plan to implement these steps in the next three to six months.

We are seeking additional funds to purchase supplementary software, hardware, and to monitor and improve the functionality of our system. The cost of purchasing software and hardware to service our operations is estimated to be in the range of $500,000 to $1,250,000. The costs of the physical hosting of the servers and their ongoing upkeep will be handled under contract by a third-party professional hosting ("server park") organization in order to minimize our investment in expensive telecommunication lines and networks, and security equipment and related facilities.

We have entered into an IP services contract with AT&T. Under the terms of the three-year contract, AT&T is the primary IP services provider, delivering Multi-protocol Label Switching (MPLS) Private Network Transport (PNT) services to our headquarters as well as to our operations in Columbus, Ohio. The single network solution provides us with high speed internet, data applications, Voice over IP (VoIP), video and other services. The converged network infrastructure will deliver enhanced productivity and efficiency, ensuring secure and constant access to the main network server.

Specifically, the MPLS network solution will provide us with the capability to prioritize critical video traffic and deliver the highest-quality video transmission to our customers. With a primary customer group of healthcare providers, 24-hour-a-day on-demand video interpretation services are critical to our ability to provide superior service in patient care.

Because we are dependent on technology to deliver our service, on August 1, 2007 we acquired iBeam Solutions, LLC (“iBeam”). iBeam provides design and implementation of networks, security and Internet monitoring, technical support, web development, graphic design, application development, database development and support, phone and data wiring, wireless solutions, phone system installation and support, web site hosting, server and PC sales and service, sales and support for all brands and types of hardware and software, web cams, forensic technology services, help desk services, monitoring. We believe the acquisition of iBeam gives us access to one of the best technology teams in the U.S. and will fortify our IT delivery to our client hospitals. In addition, our client and prospective hospitals are telling us that they are looking for more cost efficient technology services and management. iBeam is able to deliver that.

Recruiting Qualified Interpreters

We plan to operate our business by building and maintaining a network of mostly independent contractors and some employees located around the globe who are engaged, as needed, based on their expertise and the needs of the client. One of our key competitive advantages is our ability to build this global network of employees and linguistic agents through uniform processes and standards of quality performance and the ability to coordinate delivery of translated product in multiple locations according to our clients’ needs. Our technology is always “on”, 24/7/365. The current quality of video transmission permits high resolution, real-time conferencing. A client’s patient or customer simply touches a button to activate the system. A Language Access Network employee greets the individual and relays the conference to the appropriate interpreter.

Our uniform processes and competitive advantage include the manner in which we answer a call and the attention to detail in interpreting the language(s) required in any call so we provide an accurate explanation of the words of the patient/customer and the healthcare provider are using. We also seek to hire interpreters who are culturally competent. These are people who are part of the fabric of their particular ethnic community. They are involved in worship groups, or non-profit organizations. They know local business entrepreneurs who are interested in seeing members of their community better served. Our qualifying of an interpreter is set to a high standard using testing provided by a variety of third party firms. Only those receiving a Superior or Good rating are invited to participate in our internal training program, which includes Bridging the Gap. Participation in training is not a guarantee of employment. Each candidate must pass testing and interpretation related instruction in ethics and methodologies that are rigorous. Once trained, they are mentored and then continuing education is provided on a systematic basis every month. Additionally, we have a competitive advantage because our interpreters work from one technology platform making uniform connections between our language services center and the customer. We also have a competitive advantage because we have a stock option plan in place for which many of our employees may qualify. They become owners who are clearly more motivated to delivering a great performance to our clients.

At this time and for the foreseeable future, all interpreters will be housed in our central Ohio offices. If the technology becomes available for us to move data across the Internet or from individual homes, and still remain HIPAA compliant, at that time we will consider having interpreters work away from the central office. Our long term plans include having other language service centers located in the U.S. similar to the one in central Ohio.

While our initial focus is in the health care industry, we intend to steadily decrease our reliance on those clients through diversification of our customer base. Eventually, we plan to expand our client base by reaching clients in new and diverse industries, such as legal, penal, telecommunications, hospitality, conferences & conventions, entertainment and federal, state and local governments.

Developing Additional Products

In addition, our specially-trained family of interpreters perform other value-added language services that allow hospitals, doctor's offices and clinics to improve communication and productivity through LINGO TO GO - a service that will initiate phone calls, such as appointment reminders, and process incoming calls from patients in their own language. We anticipate this product coming on line during the second quarter of 2008.

LINGO TO GO provides an effective means for a medical office to communicate with all who are limited English proficient - including the nation's 360,000 to 517,000 Deaf or hard of hearing individuals who communicate using American Sign Language (http://gri.gallaudet.edu/Demographics/deaf-US.php). LINGO TO GO is a service that will both initiate and process incoming calls for clients in their own language. The service was created to allow our clients to better connect with their limited English proficient customers. LINGO TO GO can be used for delivering lab reports, appointment reminders, patient surveys, claims and billing as well as customer service.

We intend to hire additional employees to handle the increasing demands associated with the growth of our business when needed. Additional employees may be hired for video and audio-only interpretation, sales, marketing, technical support and website management, as well as administration.

The video language interpretation services we sell are expected to be available in a variety of appliances. We do not manufacture these models; rather, they are manufactured by third-parties according to our specifications, including firms such as Enovate IT, Ergotron and FloHealthcare.

We have begun the design process for future generations of personal language interpretation services, which will have a number of new features. New product features in future generations of the personal video language interpretation service will enhance the consumer experience, allow the companies to more easily offer and manage a network language interpretation service, and lower our costs.

We have entered into an agreement with a company known as viaLanguage, Inc. to provide document translation services using our website as the entry point for the client to complete the transaction. This service is provided primarily through the internet; however, it can also be completed by submitting the required document to our office through normal channels such as U. S Mail, facsimile or emailing of the documents to our offices. This agreement will allow our client hospitals to remain compliant with all the HIPAA requirements of dispersing documentation to a patient with regard to their rights without causing them undue financial burden.

Expanding Manufacturing

We expect that some parts of our broadband video language interpretation hardware will be manufactured, assembled and tested by independent third parties in the Far East (possibly in Taiwan or South Korea) either pursuant to a long-term manufacturing agreement or on a purchase order basis. We are currently in the process of identifying and selecting one or more developers and manufacturers, but no final decision on this selection has been reached. We intend to identify and select a manufacturer(s) by the fourth quarter of 2007. We have tested products manufactured by two domestic suppliers-one located in Georgia and the other in Michigan for our primary mobile wireless unit. The selected manufacturers will procure components and other supplies and then manufacture, assemble and test our hardware. These manufacturers would produce various video screens and video units, power supplies, and mobile carts. By outsourcing most of the manufacturing process, we will be able to focus on development and design, minimize capital expenditures, rely on a third party with more manufacturing expertise and avoid the need to find and maintain facilities for manufacturing operations. However, if the selected manufacturer were to stop manufacturing our hardware, we would need a considerable period of time to qualify, select and enter into a suitable agreement with an alternative manufacturer, and our results of operations could be harmed. We expect that the components of our services will be purchased from various vendors. Single source suppliers may supply some of such components, and alternative sources may not be readily available in sufficient quantities or at an attractive cost. We are establishing a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. There can be no assurance, however, that this process will result in services of the requisite quality. We provide comprehensive customer support after the sale to help ensure that our customers have reliable, effortless experiences.

Continuing Marketing Efforts

Language Access Network’s immediate and current business model includes expansion into allied medical markets and other industries where language interpretation is a high priority. In furtherance of this plan, during the second quarter of 2006, we partnered with Walgreens pharmacies (Central Ohio) to install MARTTI units at their prescription counters. Initial use by store staff, management and pharmacists has been well received. Customers have been delighted at the instant access to their native language and how quickly they can be served. Direct contact with major drugstore chains representing more than 65% of the market is on-going. On October 23, 2006, we partnered with Kroger Co. in the same fashion to provide video interpretation services in selected Kroger pharmacies. In June, 2007, we added CVS as a pharmacy client.

In June 2005, we initiated a proof-of-concept pilot project with the Ohio State University Medical Center. We do not have a written agreement with the Ohio State Medical Center. Instead, we entered into an agreement to offer our language interpretation services with Ohio State University Medical Center via a Request For Information (RFI). This RFI requested the service of video interpretation as a pilot project, and we were selected. The pilot continues as of this date. To expand our customer base, we have contacted hospitals in Florida, California, Oregon, Texas, Michigan, New York, and Massachusetts with an agreement signed on September 6, 2006 with Mercy Hospital in Miami, Florida. Under the terms of that agreement, we agreed to provide live video interpretation services in the hospital’s emergency department and in inpatient facilities. The service will allow Mercy Hospital’s medical professionals to connect to live interpreters in over 150 languages including American Sign Language (ASL) 24 hours a day. Recently, we entered into several similar services agreement with: the Olympia Medical Center, Los Angeles, California; the Corona Regional Medical Center, Corona, California; the Boston Medical Center, Boston, Massachusetts; the Marion General Hospital/Ohio Health, Marion, Ohio; and the Indian River Memorial Hospital, Vero Beach, Florida, Texas Children’s Hospital, Houston, Texas, North Naples Community Hospital, Naples, Florida, Emanuel Medical Center, Turlock, California, Miami Valley Hospital, Dayton, Ohio and Parkland Health & Hospital System, Dallas, Texas, Pitt Memorial Hospital, Greenville, North Carolina and Henry Ford Hospital in Detroit, Michigan. In each of these agreements, described above, we agreed to period terms and per minute rates for our interpretation services.

We have also begun exploring serving certain courts in central Ohio with MARTTI services; we have had discussions with Police, Fire EMT, and the Red Cross to supply MARTTI services. In the future, intend to further explore the deployment of our technology in additional vertical markets such as emergency services, branch banking, court systems, emergency response services, and in-store clinics.

Over the next twelve months we will add to our existing sales force and implement additional marketing efforts in order to attract additional hospitals and end users. We are in the process of negotiating joint ventures with several international companies or organizations that have previous relationships with hospitals. We have and plan to establish agreements with these companies or organizations allowing them to place us on their preferred vendor list and/or as their exclusive provider of video interpretation services. Additionally, we would negotiate placement on their website of more information about our services and links to our website. In return, we would provide the same accommodation with respect to their services. At the present time, we have entered into two agreements with companies or organizations, and we are in the midst of negotiation with many others.

We are still in the process of developing other sales and marketing efforts to attract customers. Some of these ideas include the following:

▪
Further development of relationships with hospitals, medical practitioners, emergency room third party service providers which would grant us permission to distribute brochures detailing our service and use their established networks;

▪	Create anchor clients in states with the highest populations of limited English proficient people;

▪
Utilize our Public Relations firms, Clary Communications of Columbus, Ohio and 5W Public Relations of New York and Los Angeles, to contact publications for the purpose of featuring articles and general publicity to further create awareness of our service and support network;

▪	Run printed advertisements in trade and other specialist publications in the health care industry;

▪	Provide interviews for industry publications as well as offer our services as expert speakers in the value proposition of video conferencing;

▪	Qualify and hire sales representatives from targeted industries.

We regularly evaluate the effectiveness of our marketing methods, primarily by analyzing new customer statistics and tracking customer satisfaction in order to refine our ongoing marketing campaign. We use input from customer contacts to determine which marketing methods and incentives prove most effective.

Results of Operations for the three and six months ended June 30, 2007 and 2006

Revenues

Our total revenue reported for the three months ended June 30, 2007 was $42,312, an 80% increase from $8,354 for the quarter ended June 30, 2006. Our total revenue reported for the six months ended June 30, 2007 was $67,035, a 78% increase from $14,369 for the same period ended June 30, 2006. We generated more revenue in 2007 than last year because we have begun to create a public awareness of our services and technology.

Cost of Goods Sold

The total cost of goods sold for the three months ended June 30, 2007 was $346,789, an increase from $74,318 for the quarter ended June 30, 2006.  The total cost of goods sold for the six months ended June 30, 2007 was $482,764, an increase from $123,217 for the same period ended June 30, 2006.  All of our costs of sales were direct services. Direct services are the costs of making available language translation personnel to our customers. Due to the low volume of sales the cost of these services exceeds the revenues generated.

Gross Loss

Gross loss was $304,477 for the three months ended June 30, 2007. This is an increase from a gross loss of $65,964 for the quarter ended June 30, 2006. Gross loss was $415,729 for the six months ended June 30, 2007. This is an increase from a gross loss of $108,848 for the same period ended June 30, 2006. The increase in gross losses is attributable us expanding our service capacity to meet the anticipated demand.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 totaled $651,681, a decrease from $2,043,844 for the quarter ended June 30, 2006. Our operating expenses for the three months ended June 30, 2007 consisted of labor of $137,294, depreciation expense of $18,965, the fair value of options granted of $328,465 and selling, general and administrative expenses of $166,957. Our operating expenses for the quarter ended June 30, 2006 consisted of labor of $102,215, depreciation expense of $14,763, for the fair value of options granted of $1,816,688 and selling, general and administrative expenses of $110,178.

Operating expenses for the six months ended June 30, 2007 totaled $1,620,891, a decrease from $3,751,571 for the same period ended June 30, 2006. Our operating expenses for the six months ended June 30, 2007 consisted of labor of $289,431, depreciation expense of $31,923, the fair value of options granted of $860,690, and selling, general and administrative expenses of $438,847. Our operating expenses for the six months ended June 30, 2006 consisted of labor of $178,704, depreciation expense of $29,026, for the fair value of options granted of $3,385,590 and selling, general and administrative expenses of $158,251.

Labor, selling, general and administrative expenses were higher in the three and six months ended June 30, 2007 when compared to the same periods of the prior year primarily as a result of increased qualifying, testing, training and continuing education for interpretation staff. The increase in selling, general and administrative expenses paid is primarily attributable to increased hiring in sales, administrative and executive staff as well as national sales prospecting.

 Non Operating Expenses

 During the three months ended June 30, 2007, we reported non operating expenses in the amount of $191,467, compared to reporting non operating expenses in the amount of $20,083 for the period ended June 30, 2006. During the six months ended June 30, 2007, we reported non operating expenses in the amount of $259,301, compared to reporting non operating expenses in the amount of $35,661 for the period ended June 30, 2006. The sharp increase in 2007 is a result of an increase in interest expense on additional debt which did not exist in the same periods ended June 30, 2006.

 Net Loss

Net loss for the three months ended June 30, 2007 was $1,147,625, compared to a net loss of $2,129,891 for the quarter ended June 30, 2006. Net loss for the six months ended June 30, 2007 was $2,295,921, compared to a net loss of $3,896,080 for the same period ended June 30, 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had current assets of $365,976 including cash and cash equivalents in the amount of $255,459. Our total current liabilities as of June 30, 2007 were $261,160. As a result, we had working capital of $104,816 as of June 30, 2007.

Operating activities used $1,124,880 in cash for the six months ended June 30, 2007. Our net loss of $2,295,921 for the six months ended June 30, 2007 was the primary component of our negative operating cash flow. Investing activities during the six months ended June 30, 2007 used cash of $217,235 to purchase fixed assets. Net cash flows provided by financing activities during the six months ended June 30, 2007 was $1,424,837.

The revenue we currently generate does not exceed our operating expenses. As a result, we need additional financing in order to sustain our business operations. We anticipate the need to raise significant capital through the sale of equity securities on a private or public basis in order to sustain operations. We intend to fund operations over the next twelve months through a combination of small revenues derived from our interpretation services and debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital or other cash requirements for the next twelve months. The completion of our business plan for the next 12 months is contingent upon us obtaining additional financing.

Off Balance Sheet Arrangements

On June 15, 2007, we entered into a non-binding Convertible Debenture Term Sheet Proposal (the “Term Sheet”) with La Jolla Cove Investors, Inc. in connection with a proposed financing of $4,000,000 under a series of convertible debentures. Each proposed $1,000,000 convertible debenture will have an interest rate of 7.75% per annum, payable monthly, and will mature two years from closing. The proposed debentures are convertible into shares of the Company’s common stock at the lesser of (a) $2.00 per share, or (b) 80% of the average of the 3 lowest VWAP (Volume Weighted Average Price) prices during the 20 trading days prior to the election to convert. In any event, however, there will be a floor price of $1.00 per share on any conversion. The proposed transaction includes registration rights for the shares of common stock underlying the debentures.

Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. During the year ended December 31, 2005, the Company had no share-based payments.

In April 2005, the Securities Exchange Commission (“SEC”) amended Rule 401(a) of Regulation S-X to delay the effective date for compliance with SFAS No. 123(R). Based on the amended rule, we are required to adopt SFAS No. 123(R) beginning with our fiscal 2007. The Company has evaluated the requirements of SFAS No. 123(R) and will adopt SFAS No. 123(R) immediately. Because there have been no share-based payments to date, the Company will have no impact on earnings per share from the adoption of SFAS No. 123(R). In future periods where share-based payments are made, the Company will record compensation expense for all unvested stock option and restricted stock awards as required by SFAS 123(R).

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”(“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 will have no material impact on its consolidated results of operations and financial condition.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Michael Guirlinger. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2007.

Item 5.     Other Information

On August 13, 2007, Mr. Steve Fellows resigned as our Chief Financial Officer.

On August 13, 2007, the board of directors appointed Mr. Michael Guirlinger to act as our interim Chief Financial Officer until a suitable replacement can be found.

Mr. Guirlinger’s business experience is set forth in our Form 10-SB12G/A filed with the Securities and Exchange Commission on May 30, 2007.

There are no family relationships between Mr. Guirlinger and any of our directors or executive officers.

At this time, we do not have any employment agreement with Mr. Guirlinger in connection with his service as interim CFO. However, Mr, Guirlinger has an employment agreement with us covering his service as Chief Executive Officer and Chief Operations Officer, the terms of which are set forth in our Form 10-SB12G/A filed with the Securities and Exchange Commission on May 30, 2007.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LANGUAGE ACCESS NETWORK, INC.

Date:	August 14, 2007

By: /s/ Michael Guirlinger Michael Guirlinger Title: Chief Executive Officer and Chief Financial Officer