Form 10QSB
period 2007-09-30
LANGUAGE ACCESS NETWORK, INC.
filed 2007-11-19
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 000-52374

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 21,107,373 common shares as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of September 30, 2007;
F-2	Statements of Operations for the three and nine months ended September 30, 2007 and 2006;
F-3	Statements of Cash Flows for the three and nine months ended September 30, 2007 and 2006;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

LANGUAGE ACCESS NETWORK, INC.
Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
Current Assets
Cash and equivalents	$74,812	$172,737
Accounts receivable, net	125,430	13,383
Other current assets	53,841	96,099
Total Current Assets	254,083	282,219

Fixed assets, net	471,482	184,691
Other Assets
Deposits	9,227	-
Goodwill	269,725	-
Total Other Assets	278,952	-

Total Assets	$1,004,517	$466,910

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,507,559	$119,418
Other Current Liabilities	-	63,543
Total Current Liabilities	1,507,559	182,961
Long Term Liabilities
Convertible notes payable including accrued interest	706,266	379,901
Total Liabilities	2,213,825	562,862

Stockholders' Equity (Deficit)

Common stock: $0.001 par value; 100,000,000 shares authorized, 21,107,373 and 20,032,567 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	21,107	20,033
Additional paid-in capital	12,655,458	10,330,483
Accumulated deficit	(13,885,873)	(10,446,468)
Total stockholders' equity (deficit)	(1,209,308)	(95,952)

Total Liabilities and Stockholders' Equity (Deficit)	$1,004,517	$466,910
The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Operations
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006

Net Revenue	$516,255	$20,407	$449,220	$6,039
Cost of goods sold	1,088,024	170,253	605,260	47,037
Gross profit (loss)	(571,769)	(149,846)	(156,040)	(40,998)

Labor	476,268	389,754	186,837	211,050
Fair value of options granted	963,114	5,429,487	102,424	2,043,897
Depreciation and amortization	58,346	43,563	26,423	14,537
Selling, general and administrative	797,329	492,311	358,482	334,060
Total operating expenses	2,295,057	6,355,115	674,166	2,603,544
Operating Loss	(2,866,826)	(6,504,961)	(830,206)	(2,644,542)

Other Income and Expenses
Interest expense	(575,231)	(141,418)	(314,071)	(107,682)
Other income (expense)	2,652	65	793	1,860
Total other income and expenses	(572,5790)	(141,353)	(313,278)	(105,822)
Net loss before income taxes	(3,439,405)	(6,646,314)	(1,143,484)	(2,750,364)

Income Tax (Expense) Benefit	-	-	-	-
Net Loss	$(3,439,405)	$(6,646,314)	$(1,143,484)	$(2,750,364)

Common shares outstanding - basic	20,582,412	19,689,523	20,857,335	19,689,523

Basic loss per share	$(0.17)	$(0.34)	$(0.05)	$(0.14)
The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,439,405)	$(6,646,314)
Add back non-cash items:
Depreciation	58,346	43,563
Amortization of discount on convertible debt	659,291	82,819
Fair value of stock options granted	962,614	5,429,487
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in accounts receivable	(112,047)	5,580
Change in other assets	33,031	(57,654)
Change in accounts payable	657,865	49,833
Change in other liabilities	(63,543)	4,372
Net cash used in operating activities	(1,243,848)	(1,088,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(345,136)	(58,827)
Net cash used in investing activities	(345,136)	(58,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from common stock issued	785,419	804,715
Cash proceeds from convertible notes payable	1,000,000	462,500
Stock offering costs paid	(435,934)	(72,444)
Accrued interest on convertible notes payable	141,574	54,909
Net cash provided by financing activities	1,491,059	1,249,680

Net decrease in cash and bank deposits	(97,925)	102,539
Cash and cash equivalents at beginning of the year	172,737	25,674
Cash and cash equivalents at end of the year	$74,812	$128,213

SUPPLEMENTAL DISCLOSURE:
Cash paid during the period for interest	$6,010	$86,509
Cash paid during the period for income tax	$-	$-

Non cash financing activities
Common stock issued for convertible debt and accrued interest	$474,500	$31,200
Common stock issued and debt assumed for subsidiary	$1,000,000
 The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2007 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full years.

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

Our Business

Overview

Our business is to provide video language interpretation services on a national and international basis. We are able to interpret foreign language and American Sign Language from English into more than 150 different languages. We are currently focusing our interpretation services in the health care (hospital, clinic) and pharmacy industries. In June 2006, we launched MARTTITM units in two Walgreens pharmacies in central Ohio. The pharmacy market is a focus of our growth plans. We are now providing services in Kroger and CVS pharmacies in Ohio, Michigan, New York and New Jersey. Also, third-party operated in-store clinics, such as Minute Clinic, part of CVS Corporation, and RediClinic are a top priority for our long term expansion plans.

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

1.  Develop proof of concept, executing The Language Access Network mission and plan by maximizing geographic/demographic opportunities and product offerings.

2.  Capitalize and position The Language Access Network name and service.

3.  Manage costs.

4.  Focus on the individual non-English speaking person/provider relationship.

5.  Embrace the culture and diversity of our client base and employees encouraging personal ownership of the company and communities we serve.

6.  Execute the year roll out plan.

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

Implementation of our intranet, video networking, also assures the reliability of our network by hosting the operations on LANW-owned servers and related telecommunications equipment. We anticipate, with further growth, the placement of our own servers and network equipment in a number of Internet data centers or collocation facilities. The data centers will be managed to provide reliable networking, power, connectivity and security services. We will establish an arrangement with an independent party for backup hosting facilities to provide redundancy in the unlikely event that we encounter difficulties with our primary service center. At the present time, negotiations are underway with a primary operator/independent party that will provide this backup support. Management anticipates that the implementation of these steps to establish the reliability of our service will occur after we are able to secure additional financing. In the event that we are successful in securing additional financing, we plan to implement these steps in the next three to six months.

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

We have entered into an IP services contract with AT&T. Under the terms of the three-year contract, AT&T is the primary IP services provider, delivering Multi-protocol Label Switching (MPLS) Private Network Transport (PNT) services to our headquarters as well as to our operations in Columbus, Ohio. The single network solution will provide us with high speed internet, data applications, Voice over IP (VoIP), video and other services. The converged network infrastructure will deliver enhanced productivity and efficiency, ensuring secure and constant access to the main network server.

Specifically, the MPLS network solution will provide us with the capability to prioritize critical video traffic and deliver the highest-quality video transmission to our customers. With a primary customer group of healthcare providers, 24-hour-a-day on-demand video interpretation services are critical to our ability to provide superior service in patient care.

In order to further ensure our IT goals, connectivity and security, on August 1, 2007, LAN acquired iBeam Solutions for $1 million in restricted common stock and debt in the Company. iBeam Solutions, founded in 2000 and based in Canal Winchester, Ohio is a comprehensive provider of technology solutions to businesses. A few of iBeam’s 450 clients include: Cardinal Health (CAH); Pinnacle Data Systems, Inc. (PNS); The Daimler Group; The Ohio State University; Bricker & Eckler; Zeiger, Tigges & Little; and Central Ohio Pediatric Endocrinology and Diabetes Clinic.

iBeam Solutions, is the ninth fastest growing IT firm in Ohio, with gross revenues exceeding $1.6 million in 2006.

The closing of the iBeam Solutions acquisition signals Language Access Network’s continuing commitment to provide the very best video interpretation services wrapped in first class IT services. The creativity, dedication, and teamwork at iBeam Solutions will make this an excellent revenue and cultural fit with Language Access Network.

iBeam Solutions is focused on helping businesses across the nation leverage technology to improve the bottom line.  Technology is a driver and a tool for businesses to use to enhance operations and spur innovation. This merger will enable LAN to deliver technology based services, create jobs, cut costs and help people receive accurate and timely healthcare services.

Recruiting Qualified Interpreters

During the third quarter 2007, we have significantly increased our network of mostly independent contractors and some employees, who are engaged, as needed, based on their expertise and the needs of the client. One of our key competitive advantages is our ability to build this global network of employees and linguistic agents through uniform processes and standards of quality performance and the ability to coordinate delivery of translated product in multiple locations according to our clients’ needs. Our technology is always “on”, 24/7/365. The current quality of video transmission permits high resolution, real-time conferencing. A client’s patient or customer simply touches a button to activate the system. A Language Access Network employee greets the individual and relays the conference to the appropriate interpreter.

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

Expanding Manufacturing

We expect that some parts of our broadband video language interpretation hardware will be manufactured, assembled and tested by independent third parties in the Far East (possibly in Taiwan or South Korea) either pursuant to a long-term manufacturing agreement or on a purchase order basis. We are currently in the process of identifying and selecting one or more developers and manufacturers, but no final decision on this selection has been reached. We intend to identify and select a manufacturer(s) by the fourth quarter of 2007. We have tested products manufactured by two domestic suppliers-one located in Georgia and the other in Michigan for our primary mobile wireless unit. The selected manufacturer will procure components and other supplies and then manufacture, assemble and test our hardware. These manufacturers would produce various video screens and video units, power supplies, and mobile carts. By outsourcing most of the manufacturing process, we will be able to focus on development and design, minimize capital expenditures, rely on a third party with more manufacturing expertise and avoid the need to find and maintain facilities for manufacturing operations. However, if the selected manufacturer were to stop manufacturing our hardware, we would need a considerable period of time to qualify, select and enter into a suitable agreement with an alternative manufacturer, and our results of operations could be harmed. We expect that the components of our services will be purchased from various vendors. Single source suppliers may supply some of such components, and alternative sources may not be readily available in sufficient quantities or at an attractive cost. We are establishing a formal manufacturing quality process that includes qualification of material supplier sources, product-specific process definition and qualification, measurement of key manufacturing processes and test metrics, a closed-loop corrective action process and an outgoing sampling audit of finished product. There can be no assurance, however, that this process will result in services of the requisite quality. We provide comprehensive customer support after the sale to help ensure that our customers have reliable, effortless experiences.

Continuing Marketing Efforts

The Language Access Network’s immediate and current business model includes expansion into allied medical markets and other industries where language interpretation is a high priority. In furtherance of this plan, during the second quarter of 2006, we partnered with Walgreens pharmacies (Central Ohio) to install MARTTI units at their prescription counters. Initial use by store staff, management and pharmacists has been well received. Customers have been delighted at the instant access to their native language and how quickly they can be served. Direct contact with major drugstore chains representing more than 65% of the market is on-going. On October 23, 2006, we partnered with Kroger Co. in the same fashion to provide video interpretation services in selected Kroger pharmacies. In June, 2007, we added CVS as a pharmacy client.

In June 2005, we initiated a proof-of-concept pilot project with the Ohio State University Medical Center. We do not have a written agreement with the Ohio State Medical Center. Instead, we entered into an agreement to offer our language interpretation services with Ohio State University Medical Center via a Request For Information (RFI). This RFI requested the service of video interpretation as a pilot project, and we were selected. The pilot continues as of this date. To expand our customer base, we have contacted hospitals in Florida, California, Oregon, Texas, Michigan, New York, and Massachusetts with an agreement signed on September 6, 2006 with Mercy Hospital in Miami, Florida. Under the terms of that agreement, we agreed to provide live video interpretation services in the hospital’s emergency department and in inpatient facilities. The service will allow Mercy Hospital’s medical professionals to connect to live interpreters in over 150 languages including American Sign Language (ASL) 24 hours a day. Recently, we entered into several similar services agreement with: the Olympia Medical Center, Los Angeles, California; the Corona Regional Medical Center, Corona, California; the Boston Medical Center, Boston, Massachusetts; the Marion General Hospital/Ohio Health, Marion, Ohio; and the Indian River Memorial Hospital, Vero Beach, Florida.

In addition to the contracts entered into during the second quarter, 2007, we have now been successful in adding Children’s Medical Center of Dallas, Texas, Memorial  Sloan Kettering, New York, and Bridgeport Hospital, Connecticut to our rapidly growing list of clients.

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

We recently initiated meetings with the Federal Agency: Homeland Security. We believe that if we are successful with our endeavours in this area the potential usage of our system would greatly assist this Federal Agency by enabling them to have immediate access to much needed interpretation services.

In addition to the markets we currently cover, we have expanded our business to include telemedicine. Doctors may now be able to perform patient consultations via LAN's live, HIPAA compliant network, over their two-way video system called MARTTITM.

If a hospital or healthcare provider is under staffed or in a rural area and needs a doctor, but the doctor can not physically attend or has a schedule conflict, the hospital or provider can utilize the MARTTITM system and LAN's HIPAA compliant network to perform a live, two way, video patient consultation. The average time used per unit is roughly 10 minutes, with a cost ranging from $2.25 - $3.75 a minute, and the use of the MARTTITM system to perform a patient consultation may be reimbursable under Medicare or the patient's insurance.

In our ongoing efforts to increase our existing sales force and implement additional marketing efforts in order to attract additional hospitals and end users, we have entered into an agreement with Enovate IT whereby we will join forces with their sales team to secure very important meetings with key personnel in various health organizations that could further our interests with individual hospitals and other medical caregivers.

We are also in the process of negotiating joint ventures with several international companies or organizations that have previous relationships with hospitals. We have and plan to continue to establish agreements with these companies or organizations allowing them to place us on their preferred vendor list and/or as their exclusive provider of video interpretation services. Additionally, we would negotiate placement on their website of more information about our services and links to our website. In return, we would provide the same accommodation with respect to their services. At the present time, we have entered into two agreements with companies or organizations, and we are in the midst of negotiations with many others.

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

Results of Operations for the three and nine months ended September 30, 2007 and 2006

Revenues

Our total revenue reported for the three months ended September 30, 2007 was $449,220, an increase from $6,039 for the quarter ended September 30, 2006. Our total revenue reported for the nine months ended September 30, 2007 was $516,255, an increase from $20,407 for the same period ended September 30, 2006. We generated more revenue in 2007 than last year because we have begun to create a public awareness of our services and technology. In addition, we generated $368,827 in revenue due to the acquisition of iBeam Solutions.

Cost of Goods Sold

The total cost of goods sold for the three months ended September 30, 2007 was $605,260, an increase from $47,037 for the quarter ended September 30, 2006.  The total cost of goods sold for the nine months ended September 30, 2007 was $ 1,088,024, an increase from $ 170,253 for the same period ended September 30, 2006. Of our cost of sales, $358,858 was mainly for direct services. Direct services are the costs of making available language translation personnel to our customers. Due to the low volume of sales the cost of these services exceeds the revenues generated.

Gross Loss

Gross loss was $156,040 for the three months ended September 30, 2007. This is an increase from a gross loss of $40,998 for the quarter ended September 30, 2006.  Gross loss was $571,769 for the nine months ended September 30, 2007, compared to $149,846 for the nine months ended September 30, 2006. The increase in gross losses is attributable us expanding our service capacity to meet the anticipated demand.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 totaled $674,166, a decrease from $2,603,544 for the quarter ended September 30, 2006. Our operating expenses for 2007 consisted of labor of $186,837, depreciation expense of $26,423, the fair value of options granted of $102,424 and selling, general and administrative expenses of $358,482.  Our operating expenses for the quarter ended September 30, 2006 consisted of labor of $211,050, depreciation expense of $14,537, for the fair value of options granted of $2,043,897 and selling, general and administrative expenses of $334,060.

Labor, selling, general and administrative expenses were significantly higher in the quarter ended September 30, 2007 when compared to the prior fiscal quarter primarily a result of increased qualifying, testing, training and continuing education for interpretation staff. The increase in selling, general and administrative expenses paid is primarily attributable to increased hiring in sales, administrative and executive staff as well as national sales prospecting.

We granted a significant amount of options in 2007 and 2006 in order to maintain the services of our management team. Under FASB Statement 123, we estimate the fair value of each stock award at the grant date by using the Black-Scholes option pricing model. The following assumptions were used for grants in the three months ended September 30, 2007 and 2006: dividend yield of zero percent; expected volatility of 207%; risk-free interest rate of 4.85% and expected life of 5.0. The options provide for exercise prices of between $0.25 and $4.15 per share.

Non Operating Expenses

During the three months ended September 30, 2007, we reported non operating expenses in the amount of $313,278, compared to reporting non operating expenses in the amount of $105,822 for the prior year. During the nine months ended September 30, 2007, we reported non operating expenses in the amount of $572,579, compared to reporting non operating expenses in the amount of $141,353 for the period ended September 30, 2006. The sharp increase an increase in interest expense on additional debt which did not exist in the prior fiscal year.

Net Loss

Net loss for the three months ended September 30, 2007 was $1,143,484, compared to a net loss of $2,750,364 for the quarter ended September 30, 2006. Net loss for the nine months ended September 30, 2007 was $3,439,405, compared to a net loss of $6,646,314 for the same period ended September 30, 2006. The decrease in our net loss was primarily attributable to increased qualifying, testing, training and continuing education for interpretation staff and hiring in sales, administrative and executive staff as well as national sales prospecting offset by a decrease in the expense for the fair value of options granted.

Liquidity and Capital Resources

As of September 30, 2007, we had current assets of $254,083 including cash and cash equivalents in the amount of $74,812. Our total current liabilities as of September 30, 2007 were $1,507,559.  As a result, we had a working capital deficit of $1,253,476 as of September 30, 2007. Operating activities used $1,243,848 in cash for the nine months ended September 30, 2007. Our net loss of $3,439,405 for the nine months ended September 30, 2007 was the primary component of our negative operating cash flow. Offsetting the net loss were non cash expenses of depreciation, amortization and the fair value of options granted totaling $1,680,251.  Investing activities during the nine months ended September 30, 2007 used cash of $345,136 to purchase fixed assets. Net cash flows used by financing activities during the nine months ended September 30, 2007 was $1,491,059. We received cash proceeds of $785,419 from common stock sales net of stock offering costs paid of $435,934. We also received proceeds from convertible notes of $1,000,000.

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

Subsequent to the reporting period, we signed a promissory note with Interim Support, LLC (“Interim”) to borrow up to $1,000,000 at a variable rate of interest at a margin of 2.000% added to the index rate. As of October 11, 2007 we received $381,000.00 from Interim. We expect to receive further amounts in the near future until the entire $1,000,000 has been exhausted. The promissory note matures on October 11, 2008.

The members of Interim include Laurence E. Sturtz, Andrew Panos, James Schilling, Dr. John “Jack” Perez, Dr. Val Warhaft, and Dr. James Ginter, all members of our board of directors, and Michael Guirlinger, our CEO.

Aside from the financing with Interim, we currently do not have any arrangements for financing and we may not be able to obtain financing when required.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

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

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that no accounting policies fit this definition for our operations at this time.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Michael Guirlinger. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

From April 3, 2007 through July 2, 2007, we issued convertible promissory notes for total proceeds of $1,000,000. The notes mature in three years from the date of issuance. The noteholders are entitled to convert the unpaid principal balance and any accrued interest into shares of our common stock at $1.10 per share. From July 2, 2007 through August 1, 2007, several noteholders converted the outstanding principal and accrued interest on their notes into an aggregate of 409,383 shares of our common stock. These shares were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The holders were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

LAN held its annual shareholder meeting on August 29, 2007 in Las Vegas, Nevada at the Treasure Island Hotel and Casino. The only matter presented to the shareholders for vote was the reelection of our Board of Directors. The existing Board of Directors, consisting of Laurence Sturtz, Chairman of the Board, Andrew Panos, James Schilling, Dr. John Perez, Dr. Val Warhaft and Dr. James Ginter was reelected by a majority of the shareholders eligible to vote on these matters. Specifically, there were 14,203,194 shares voted in favor of reelection of these persons and 125,000 voted against.

No other matters were brought before the shareholders for vote.

Item 5.     Other Information

None

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

LANGUAGE ACCESS NETWORK, INC.

Date:	November 14, 2007

By: /s/Michael Guirlinger Michael Guirlinger Title: Chief Executive Officer and Chief Financial Officer