Form 10KSB
period 2007-12-31
LANGUAGE ACCESS NETWORK, INC.
filed 2008-04-11
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________

Commission file number: 000-52374

Language Access Network, Inc
(Name of small business issuer in its charter)

Nevada	61-1433933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 South High Street Canal Winchester, Ohio	43110
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (614) 833-9713

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]       No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

State issuer’s revenue for its most recent fiscal year.  $936,476

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days:$190,911 based on $0.017per share as of March 27, 2008 (11,230,061 shares held by non-affiliates).

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 32,132,333 common shares as of March 27, 2008.

Transitional Small Business Disclosure Format (Check One):  Yes: __; No  X

 PART I
Item 1.   Description of Business

Company Overview

We were incorporated as Language Access Network, Inc. (“LAN”) on June 13, 2005, in the State of Nevada for the purpose of providing video language interpretation services on a national and international basis. In order to enable us to deliver technology based services, create jobs, cut costs and help people receive accurate and timely healthcare services, on August 1, 2007, we acquired iBeam Solutions, LLC (“iBeam”) for $1 million in restricted common stock and debt in the Company. iBeam, founded in 2000 and based in Canal Winchester, Ohio, is a comprehensive provider of technology solutions to businesses. In October of 2007 we determined to pursue the business of iBeam, our wholly-owned subsidiary, as our primary line of business. Our business, through iBeam, is to sell brand-name information technology (“IT”) hardware, software, and services specifically for large enterprises, small- to medium-sized businesses (“SMB”), and public sector institutions in the United States and abroad.

Business of Company

Through our wholly-owned subsidiary, iBeam, we are engaged in the business of selling brand-name IT hardware and software (our “Products”), and consulting and web hosting services (our “Services”) specifically for large enterprises, SMB’s, and public sector institutions in the United States and abroad. Our Products and Services are intended to enable companies of all sizes to understand, manage, and leverage technology efficiently and effectively, allowing them to focus on their core business activities without the diversion of time and finances that can result from an absence of technical proficiency and guidance.

We realize revenues through the sale of hardware and software, by charging clients for out IT consulting services, and through fees collected for hosting client websites. We intend to grow over the next twelve months through an expansion of our client base, and by the acquisition of other companies engaged in similar or complementary businesses. We feel that by focusing on our role as consultants, we can provide the best value to our clients while generating business for our technology sales. This will allow us to help accelerate attainment of our clients’ business objectives, expand the range of products and services we sell to each of our current clients, and attract new clients.

Our offices are located at 10 South High Street Canal Winchester, Ohio 43110. Our telephone number is (614) 833-9713.

Information Technology Industry

Information Technology, as defined by the Information Technology Association of America (“ITAA”), is "the study, design, development, implementation, support or management of computer-based information systems, particularly software applications and computer hardware." IT, also sometimes referred to as “Info Tech,” deals with the use of electronic computers and computer software to convert, store, protect, process, transmit, and securely retrieve information.

Today, the term information technology has ballooned to encompass many aspects of computing and technology, and the term is more recognizable than ever before. The information technology umbrella can be quite large, covering many fields. IT professionals perform a variety of duties that range from installing applications to designing complex computer networks and information databases. A few of the duties that IT professionals perform may include data management, networking, engineering computer hardware, database and software design, as well as the management and administration of entire systems.

The worldwide market for information and communications technologies and services (“ICT”) was estimated at more than $3 trillion in 2006, and will grow to about $4 trillion in 2009 (according to data developed by Global Insight, Inc. as published by WITSA, the World Information Technology and Services Alliance). The 2006 figure includes about $1.57 trillion for the communications segment, with the balance represented in the computer segments of: $537 billion for hardware, $317 billion for software and $730 billion for computer services. Analysts at technology research firm IDC, or International Data Corporation, estimate global 2006 spending on software, hardware and IT services at a lower number of $1.16 trillion in 2006, growing to $1.48 trillion in 2010. Their figures do not include the communications segment.

Growth in the InfoTech sector increased significantly in 2004-2005, as the global economy rebounded from the recession of the early 2000s and organizations increased IT budgets in order to purchase new systems, software and services. Growth slowed to about 6% in 2006, and most analysts were forecasting a 5% to 6% global growth rate in 2007. Sales through 2007 were strong for such items as notebook computers (a sector in which prices have dropped dramatically), along with advanced, Internet-enabled cell phones with color screens, electronic game players, MP3 music players, digital cameras, servers, and many other types of advanced consumer and business electronics.

Worldwide sales of semiconductor chips grew to about $255 billion in 2007, due to very strong demand from makers of everything from iPods to cell phones to PCs. According to the Semiconductor Industry Association, the industry had sold $233 billion through November 2007. Gartner estimated growth in the global PC market at 13.7% for 2007 (with 271.2 million PCs sold, including 64.2 million in the U.S.). It forecasts 11.6% growth for 2008. In the U.S., the market for hardware was about $148.4 billion in 2007, while software was approximately $131.9 billion, and computer services were about $307.4 billion, according to Plunkett Research estimates.

The Info Tech industry is moving rapidly into globalization. Research, development and manufacturing of components and completed systems have grown quickly in the labs and manufacturing plants of India, China, Taiwan, Korea, the Philippines and Indonesia, among other countries. Computer services continue to move offshore quickly, particularly to the tech centers of India.

While the 1970s and 1980s will be remembered as the "Information Age," and the 1990s will undoubtedly be singled out in history as the beginning of the "Internet Age," the first decades of the 21st Century may become the "Broadband Age" or, even better said, the "Convergence Age."

The advent of the networked computer was truly revolutionary in terms of information processing, data sharing and data storage. In the 1990s, the Internet was even more revolutionary in terms of communications and furthering the progress of data sharing, from the personal level to the global enterprise level. Today, broadband sources such as Fiber-to-the-premises, Wi-Fi and cable modems provide high-speed access to information and media. The result is a widespread convergence of entertainment, telephony and computerized information: data, voice and video, delivered to a rapidly evolving array of Internet appliances, PDAs, wireless devices (including cellular telephones) and desktop computers. This will fuel the next era of growth. Broadband access has been installed in enough U.S. households and businesses (about 90 million as 2007 ended) to create a true mass market, fueling demand for new Internet-delivered services, information, and entertainment.

The advent of the Convergence Age is leading to a steady evolution in the way we access and utilize software applications.  On the business side, the Convergence Age is leading to rapid adoption of Software as a Service. That is, the delivery of sophisticated software applications by remote servers that are accessed via the Internet, as opposed to software that is installed locally by its users (such as Salesforce and Microsoft's Windows Live). On the technology side, the Convergence Age is leading to booming growth in computing power that is distributed over large numbers of small servers, now referred to as “Cloud Computing.”

The promise of the Convergence Age - the delivery of an entire universe of information and entertainment to PCs and mobile devices, on-demand with the click of a mouse - is much closer than it was a mere 2 years ago. Over the next 5 to 10 years, significant groundbreaking products will be introduced in areas such as high-density storage, artificial intelligence, optical switches and networking technologies and advances will be made in quantum computing. The Info Tech revolution continues in the office as well as in the home. The U.S. workforce totals more than 150 million people. Microsoft recently estimated that there are 40 million "knowledge workers" in the U.S. A large majority of the workforce uses a computer of some type on the job daily, in every conceivable application - from receptionists answering computerized telephone systems to cashiers at Wal-Mart on registers that are tied into vast computerized databases. This is the InfoTech revolution at work, moving voice, video, and data through the air and over phone lines, driving productivity ahead at unprecedented rates. Our ability to utilize technology effectively is catching up to our ability to create the technologies themselves. Society is finding more and more uses for computers with increased processing speed, increased memory capacity, interfaces that are user-friendly, and software created to speed up virtually every task known to man. Cheaper, faster chips and more powerful software will continue to enter the market more and more quickly. InfoTech continues to create new efficiency-creating possibilities on a continual basis. Now, RFID (radio frequency ID tagging, a method of digitally identifying and tracking each individual item of merchandise) promises to revolutionize logistics and drive InfoTech industry revenues even higher.

The health care industry is undergoing a technology revolution as well. Patient records are going digital in standardized formats, and RFID is starting to make hospital inventories more manageable. For businesses, the stark realities of global competition are fueling investments in Info Tech. Demands from customers for better service, lower prices, higher quality, and more depth of inventory are pushing companies to achieve efficient re-stocking, higher productivity, and faster, more thorough management of information. These demands will continue to intensify, partly because of globalization.

The solutions are arising from Info Tech channels: vast computer networks that speed information around the globe; e-mail, instant messaging, collaboration software and improved systems for real-time communication between branches, customers and headquarters; software with the power to call up answers to complex questions by delving deep into databases; satellites; and clear fiber-optic cables that carry tens of thousands of streams of data across minuscule beams of light. Businesses are investing in Info Tech because: substantial productivity gains are possible; the relative cost of the technology itself has plummeted while its power has multiplied; and competitive pressures leave them no choice.

Products and Services

The rising demand for IT hardware, software, and services has resulted in a highly receptive market for our Products and Services. Large enterprises, SMB’s, and public sector institutions are in constant need of technology solutions. The expanding role of technology in all aspects of business, in addition to the rapidity of change within the IT industry, highlights the necessity of comprehensive, state-of-the-art, and customized IT solutions services that we feel are most effectively delivered within the context of close client relationships.

We are in the process of establishing iBeam as a complete IT solutions company and a premiere hosting provider in the United States and globally. We hope to expand through the growth of our client base and through the acquisition similar or complementary companies. We intend to refine and expand our Product offerings by focusing on strengthening our relationships with our clients.

Hardware

We currently offer our clients a broad selection of brand-name IT hardware products. We offer products from hundreds of manufacturers, including Hewlett-Packard (“HP”), Cisco, Lenovo, IBM, Toshiba, Sony, and American Power Conversion Corporation (“APC”). We believe that offering multiple vendor choices enables us to better serve our clients by providing a variety of product solutions to best address their specific business needs. Utilizing multiple vendors also allows us to consider other criteria, such as real-time best pricing and availability, and compatibility with existing technology. This also allows us to take advantage of manufacturers’ direct selling programs, without being limited by them.

Manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. This allows us to avoid most returns and the expensive restocking fees and other associated costs. On selected products, or for selected clients,we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally require clients to pay for hardware and software at the time of purchase to avoid accumulating large accounts receivable and the potential default risks associated with extending short term credit.

Software

Our clients acquire software applications from us in the form of licensing agreements with software publishers, boxed products, or through “Software as a Service” (“SaaS”), a growing delivery model. Under SaaS, clients subscribe to software that is hosted off-site and access the applications via the internet. The majority of our clients, however, purchase their software applications through licensing agreements. We believe this is a result of this method’s ease of administration and cost-effectiveness. Licensing agreements, or right-to-copy agreements, allow a client to either purchase a license for each of its users in a single transaction or periodically report its software usage, paying a license fee for each user. For most clients, the overall cost of acquiring software through a licensing arrangement is substantially less than purchasing boxed products for each user at their company.

As software publishers choose different procedures for implementing licensing agreements, businesses are faced with a significant challenge in evaluating all the alternatives available and procedures involved to ensure that they select the appropriate agreements, comply with the publishers’ licensing terms, and properly report and pay for their software licenses. A large, multinational corporation may have over 100,000 users, increasing the complexity associated with purchasing and managing their software assets. We work closely, either locally or globally, with our clients to understand their requirements and educate them regarding the options available to them under partner licensing agreements.

Many of our clients who have elected to purchase software licenses through licensing agreements have also entered into software maintenance agreements, which allow clients to receive new versions, upgrades, or updates of software products released during the maintenance period, in exchange for a specified annual fee. These fees may be paid in monthly, quarterly or annual installments. Upgrades and updates are revisions to previously published software that improve or enhance certain features of the software and/or correct errors found in previous versions. We assist our suppliers (the software publishers) and clients in tracking and renewing these agreements.

Consulting Services

We are focused on understanding clients’ business needs through disciplined account planning, data mining, and on-going research. By understanding the businesses of our clients, we are able to provide consulting services recommend specific technology solutions to problems that clients are experiencing or may soon be experiencing. Our policy is to provide the best solution at the best price possible, for it is our clients’ trust in our consulting services that drives our continued retention as consultants, as well as hardware and software sales.

Effectively managing hardware and software assets is paramount to fully utilizing technology investments. Just as our consulting and other technology Services lead to Product sales, as we provide greater amounts of hardware and software to a given client, their need for our consulting services in managing their technology grows. We look for opportunities to complement our Product offerings in a given market with a suite of professional service offerings. These Services require an extensive team of field service personnel and, therefore, generally require that we be broadly and deeply established in a market to support the financial investment required of us. We currently offer these Services via our own field service personnel, augmented by services partners to fill gaps in our geographic coverage or capabilities. We expect to continue to develop these capabilities internally or through targeted acquisitions over time in new geographic areas, as our Service offerings are an essential element of our overall business strategy.

Information Technology Systems Services

Our own IT systems are at the center of our technology-based operations. To further facilitate our business, we have implemented Alert, a software program from FieldPoint Software to manage and improve our workflow by allowing clients to access and schedule our technical services directly via the internet. We are in the process of introducing an increasing number of our clients to this software in order to streamline their businesses as well as ours.

We also host sites, systems, and data for customers at our Tier4, N+1 data center in Columbus, Ohio. We are able to host internet sites whether they have been designed by us, our clients, or third party developers retained by us for that purpose. We can also provide off-site backup or entire network systems for our clients at our data center. Additionally, we provide related services to support the sites, systems, and data housed here.

Suppliers

 During 2007, we purchased products and software from a wide variety of vendors, whom we refer to internally as partners. Approximately 18% (based on dollar volume) of these purchases from partners were through distributors, with the balance purchased directly from manufacturers or software publishers. Thus, we are not dependent on any single partner for sourcing products or software. We believe that the majority of IT purchases by our clients are made based on the ability of our total Product and Service offerings to meet their IT needs, as opposed to the offering or availability of specific brands.

As we expand into new service areas, we may become more reliant on certain partner relationships. We currently carry Microsoft Gold Certified Partner status which, for example, may prove to be very important to our future business development due to Microsoft’s domination of the computer software industry.

Competition

The IT hardware, software and services industry is very fragmented and highly competitive. Historically, competition in the industry had been based primarily on price, product availability, speed of delivery, credit availability, quality and breadth of product lines, and, increasingly, it is also based on the ability to tailor specific solutions to client needs. We compete with manufacturers and publishers, including manufacturers and publishers of products we sell, as well as a large number and wide variety of marketers and resellers of IT hardware, software and services. These companies enjoy brand recognition which exceeds that of our brand name. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and client requirements. Many competitors also engage in more extensive promotional activities, offer more attractive terms to clients, and adopt more aggressive pricing policies than we do. Additionally, some of our competitors have higher margins and/or lower operating cost structures, allowing them to price more aggressively.  We compete with a large number and wide variety of established marketers and resellers of IT hardware, software, and services to businesses, including:

•	Product manufacturers, such as Dell, HP, IBM and Lenovo
•	Software publishers, such as IBM and Microsoft
•	Direct marketers, such as CDW Corporation
•	Software resellers, such as SoftChoice
•	Systems integrators, such as Sarcom Inc.
•
National and regional resellers, including VARs, specialty retailers, aggregators, distributors, national computer retailers, computer superstores, Internet-only computer providers, consumer electronics and office supply superstores, and mass merchandisers

•	National and global service providers, such as IBM Global Services, HP and EDS

We believe that we have two primary competitive weaknesses:
1.	Brand Awareness – The iBeam brand is relatively unknown compared to some of our primary competitors, and we believe our advertising expenditures are significantly lower than many of our competitors.
2.
Inconsistent Geographic Delivery Capabilities – Our ability to deliver across geographic areas varies considerably. Our most developed capabilities, network design and support, are strongest in Central Ohio. The balance of our footprint can currently deliver only products, hosting, and web design.

Product manufacturers and publishers have programs to sell directly to business clients, particularly larger corporate clients, and are thus a competitive threat to us. In addition, the manner in which software products are distributed and sold and the manner in which publishers compensate channel partners such as us are continually changing. Software publishers may intensify their efforts to sell their products directly to end-users, including our current and potential clients, and may reduce the compensation to resellers or change the requirements for earning these amounts. Other products and methodologies for distributing software may be introduced by publishers, present competitors, or other third parties. An increase in the volume of products sold through any of these competitive programs or distributed directly electronically to end-users, a decrease in the amount of referral fees paid to us, or increased competition for providing services to these clients, could have a material adverse effect on our business, results of operations and financial condition.

We also believe that our industry will see further consolidation as product resellers and direct marketers combine operations or acquire or merge with other resellers, service providers, and direct marketers to increase efficiency, service capabilities, and market share. Moreover, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their product and service offerings. Accordingly, it is possible that new competitors or alliances among competitors may emerge and acquire significant market share. Generally, pricing is very aggressive in the industry, and we expect pricing pressures to continue. There can be no assurance that we will be able to negotiate prices as favorable as those negotiated by our competitors or that we will be able to offset the effects of price reductions with an increase in the number of clients, higher net sales, cost reductions, greater sales of services, which are typically at higher gross margins, or otherwise. Price reductions by our competitors that we either cannot or choose not to match could result in an erosion of our market share and/or reduced sales or, to the extent we match such reductions, could result in reduced operating margins, any of which could have a material adverse effect on our business, results of operations and financial condition.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive in our product areas. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We do not maintain a traditional research and development group, but we do develop and seek to protect a range of intellectual property, including trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets, applications we develop, and similar intellectual property. We rely on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners, and others to protect our intellectual property rights. We have registered a number of domain names, and our principal trademark is a registered mark. We have also applied for registration of other marks, in the U.S. and in select international jurisdictions, and from time to time, we may file patent applications. We may also license certain of our proprietary intellectual property rights to third parties. We believe our trademarks and service marks, in particular, have significant value and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.  We also have created programs that we lease the use of to others, such as iMailer, which is a significant asset to this company.

We intend to aggressively assert our rights under trade secret, unfair competition, trademark and copyright laws to protect our intellectual property, including product design, proprietary manufacturing processes and technologies, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

We may not be able to protect our intellectual property adequately, and we may be subject to intellectual property infringement claims. To protect our intellectual property, we rely on copyright and trademark laws, unpatented proprietary know-how, trade secrets and patents, as well as confidentiality, invention assignment, non-solicitation and non-competition agreements. There can be no assurance that these measures will afford us sufficient protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information without authorization or otherwise infringe on our intellectual property rights. The disclosure of our trade secrets could impair our competitive position and could have a material adverse effect on our business relationships, results of operations, financial condition and future growth prospects. In addition, our registered trademarks and trade names are subject to challenge by other rights owners. This may affect our ability to continue using those marks and names. Likewise, many businesses are actively investing in, developing and seeking protection for intellectual property in the areas of search, indexing, e-commerce and other Web-related technologies, as well as a variety of online business models and methods, all of which are in addition to traditional research and development efforts for IT products and application software. Additionally, as we increase the geographic scope of our operations and the types of services provided under the iBeam brand, there is a greater likelihood that we will encounter challenges to our trade names, trademarks and service marks. We may not be able to use our principal mark without modification in all of our operations for all of our offerings, and these challenges may come from either governmental agencies or other market participants. These types of claims could have a material adverse effect on our business, results of operations, and financial condition.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the IT hardware, software and services industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our Products and provide our Services, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, sale, and delivery of our Products and Services are not subject to special regulatory and/or supervisory requirements.

Employees

Our employees include our officers, directors, and Professional Services Staff.  Eric Schmidt is our President, Bruce Jarvis is our Vice President of Operations, and Ed Bosak is our Vice President of Sales and Marketing. We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. Our future success will be largely dependent on the efforts of key management personnel and certified staff. The loss of one or more of these leaders could have a material adverse effect on our business, results of operations and financial condition. We cannot offer assurance that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel, but we cannot offer assurance that we will be able to attract and retain such personnel. Increase in tenure is important to our business. Our statistics show that staff productivity increases with experience, stabilizing our relationships with our clients over time and solidifying our role as a trusted advisor. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our staff, which could have a material adverse effect on our business, results of operations, and financial condition.

We believe our personnel are the foundation of the iBeam experience. Accordingly, we focus on knowledge development to promote personnel satisfaction, build our personnel skill sets and motivate our people to ensure client satisfaction.  We believe our Professional Services Staff relations are in good standing. Our staff is not represented by any labor union, and we have not experienced any work stoppages. We have invested in our staff’s future and our future through an ongoing program of internal and external training. Training programs include new hire orientation, technical training, specific product training, and ongoing staff certification programs. We emphasize on-the-job training. Many of our staff carry Microsoft, Cisco and other vendor specific certifications that make up a part of our overall partnership and certification qualifications.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Item 2.   Description of Property

We lease office space on a month to month basis from PEBCO Partners LLC for $4,160 per month.  We also lease data center space for $2,600 per month from Your Colo LLC, we lease a 2005 Chevrolet Astro Van for work purposes from GMAC, and we own equipment associated with our hosting services including 3 web servers, a Barracuda Spam Filter, SQL servers, DNS servers and mail servers worth approximately $15,000.

iBeam Solutions also owns some office furniture,  and other equipment consistent with a professional consulting business in the technology sector.

Item 3.   Legal Proceedings

Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “LANW.OB.” As of March 24, 2008, the closing sale prices of the common stock was $0.011 per share. The following are the high and low sale prices for the common stock by quarter as reported by the OTC Bulletin Board since January 1, 2006.

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0	0
June 30, 2007	0	0
September 30, 2007	0	0
December 31, 2007	0.84	0.115

The quotations and ranges listed above were obtained from OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders of Our Common Stock

As of December 31, 2007, we had 21,107,373 shares of our common stock issued and outstanding, held by 267 shareholders of record.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Nevada law prohibits our board from declaring or paying a dividend where, after giving effect to such a dividend, (i) we would not be able to pay our debts as they came due in the ordinary course of our business, or (ii) our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of distribution, to satisfy the rights of any creditors or preferred stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information As of December 31, 2007
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,747,220	$2.04	3,131,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,747,220	$2.04	3,131,000

On August 30, 2006 our stockholders voted on and passed an amendment to our existing Stock Option Plan. Among other changes, this amendment increased our maximum shares allowable for issuance of our common stock under our Stock Option Plan from 2,500,000 to 3,131,000. The Stock Option Plan provides for a grant of options to corporate employees and directors for the purchase of stock. This was established as a means to attract, retain and motivate key corporate personnel, through ownership of our stock, and to attract individuals of outstanding ability to render services to and enter the employment of our company.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

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

Plan of Operation in the Next Twelve Months

In 2009, iBeam Solutions plans to grow through more sales and through acquiring other complimentary companies.  This will allow for expansion geographically as well as synergies between complimentary companies allowing for opportunities to cross sell products and services.

We hope to update and commercialize some of our software packages including iMailerExpress email list management software.  We also see a growing demand for staff augmentation services and long term project related consulting so much of our focus will be toward growing this practice area.

Sales will be affected by current economic conditions; however, we still anticipate an increase in sales of 20% natively as demand for more sophisticated technology to drive business increases.  The release of new software by vendors, more wireless communications, and continued demand for web based systems all will effect growth in 2008.

Hosted services are also in their infancy and projected to increase as businesses return to their core competencies and outsource more and more of their commodity IT services.  Software as a service, like using hosted Microsoft Exchange versus having your own server, will drive more opportunities to companies like iBeam that have built their infrastructure in advance of this and are prepared to handle the business.  We are also seeing a growing demand for interactive web sites versus static informational sites of the past, so we project our web design area will also increase business in 2008.

Results of Operations for the Years Ended December 31, 2007 and December 31, 2006

Assets. Our total assets as of December 31, 2007 were $922,504. Our total assets include our current assets of $84,488, fixed assets of $56,811 and other assets of $781,205. Our current assets consist of cash and equivalents in the amount of $1,373, accounts receivables from our operating subsidiary iBeam in the amount of $62,622, and other current assets consisting of prepaid expenses in the amount of $20,493.  Our fixed assets consisted of office equipment in the net amount of $56,811.  Our other assets consist of net assets of discontinued operations of Language Access Network, LLC of $511,480 and goodwill of $269,725 that were sold to Interim Support, LLC as detailed in this report.

Our total assets as of December 31, 2006, were $466,910, consisting of current assets in the amount of $282,219 and fixed assets in the amount of $184,691.  Our current assets consist of cash and equivalents in the amount of $172,737, accounts receivable from sales in the amount of $13,383 and other current assets consisting of prepaid expenses in the amount of $96,099. Our fixed assets consist of computers and office equipment in the amount of $184,691.

Our total liabilities as of December 31, 2007 were $3,156,171, consisting of current liabilities in the amount of $2,293,095 and long term liabilities in the amount of $3,156,171. Our current liabilities consist of accounts payable in the amount of $916,642, net liabilities of discontinued operations of Language Access Network, LLC that were assumed by Interim Support, LLC as detailed in this report, notes payable in the amount of $70,014 and other current liabilities consisting of deferred income in the amount of $56,888. Our long term liabilities consist of convertible notes payable and accrued interest in the amount of $863,076 that belong to a related party shareholder of the company.

Our total liabilities as of December 31, 2006 were $562,862, consisting of current liabilities in the amount of $182,961 and long term liabilities in the amount of $379,901. Our current liabilities consist of accounts payable in the amount of $119,418 and other current liabilities consisting of deferred income in the amount of $63,543. Our long term liabilities consist of convertible notes payable and accrued interest in the amount of $562,862 that belong to a related party shareholder of the company.

Sales. Sales consist of revenues generated from iBeam, our operating subsidiary. We reported sales of $936,476 for the year period ended December 31, 2007, compared with revenue of $0 for the same period ended December 31, 2006. This increase is a result the acquisition of iBeam and the revenues generated by that operating subsidiary, which was not part of our business in 2006. Our cost of goods sold for the year ended December 31, 2007 was $651,456 resulting in gross profits of $285,020. We did not have any cost of revenues for the year ended December 31, 2006.

Operating Expenses. Our operating expenses decreased by $6,054,661 to $1,556,178 for the year ended December 31, 2007, compared to $7,610,839 for the same reporting period in the prior year. The decrease in expenses was largely attributable to a decrease in options granted to our executive officers offset by increased expenses for the year ended December 31, 2007 for selling, general and administrative expenses. Our operating expenses for the year ended December 31, 2007 consisted of selling, general and administrative expenses of $510,178, depreciation of $20,231, and employee stock options of $1,025,769. In comparison, our operating expenses for the year ended December 31, 2006 consisted of selling, general and administrative expenses of $98,857 and employee stock options of $7,511,982.

Other Expenses. Other income consists of royalty income from our licensing agreement and interest income from our certificate of deposit. We reported other income of $23,667 and $2,363 for the nine month and three month periods ended December 31, 2007, respectively, compared to $28,332 and $13,729 for the same periods ended December 31, 2006, respectively. For the year ended December 31, 2007, other income largely consisted of royalty income of $46,933 as opposed to interest income of $56,420 for the same period ended December 31, 2007. For the three months ended December 31, 2007, other income largely consisted of royalty income of $19,877 as opposed to interest income of $18,742 for the same period ended December 31, 2007.

Discontinued Operations.

On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a loss from discontinued operations of $2,482,710 and $1,507,280 during the years ended December 31, 2007 and 2006, respectively.

Net Loss. We reported a net loss of $4,526,418 or $0.22 per share and a net loss of $9,313,453 or $0.46 per share for the years ended December 31, 2007 and 2006, respectively.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $84,488. As of December 31, 2007, we had total current liabilities of $2,293,095. We thus had a working capital deficit of $2,208,607 at December 31, 2007.

Net cash used in operating activities was $1,342,085 for the year ended December 31, 2007 compared to net cash used in operating activities of $1,782,993 for the year ended December 31, 2006. Net cash flow used in investing activities amounted to $345,136 for the year ended December 31, 2007 compared to net cash used in investing activities of $75,472 for the year ended December 31, 2006. Net cash flow provided by financing activities amounted to $1,525,329 for year ended December 31, 2007, compared to net cash provided by financing activities of $2,005,527 for the year ended December 31, 2006.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

Going Concern

We have incurred a net loss of $14,972,886 for the period from inception to December 31, 2007 and $4,526,418 and $,9356,276 for the years ending December 31, 2007 and 2006, respectively.  Our  future is dependent upon our ability to obtain financing and upon future profitable operations from the development of its business opportunities. Our Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Item 7.   Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet -- Years Ended December 31, 2007 and 2006

F-3	Statements of Operations – Years Ended December 31, 2007 and 2006

F-4	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and December 31, 2006

F-5	Statements of Cash Flows - Years Ended December 31, 2007 and 2006

F-6	Notes to Financial Statements

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Language Access Network, Inc.

We have audited the accompanying balance sheet of Language Access Network, Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Language Access Network, Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the financial statements, the Company has incurred a net loss of $14,972,886 for the period from inception to December 31, 2007 and $4,526,418 and $9,356,276 for the years ended December 2007 and 2006 respectively, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1b.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 28, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

LANGUAGE ACCESS NETWORK, INC.
Balance Sheets

	December 31, 2007	December 31, 2006
Assets
Current Assets
Cash and equivalents	$1,373	$172,737
Accounts receivable, net	62,622	13,383
Other current assets	20,493	96,099
Total Current Assets	84,488	282,219

Fixed assets, net	56,811	184,691
Other Assets
Net assets of discontinued operations	511,480	-
Goodwill	269,725	-
Total Other Assets	781,205	-

Total Assets	$922,504	$466,910

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$916,642	$119,418
Net liabilities of discontinued operations	999,551	-
Notes payable-related party	250,000	-
Notes payable	70,014	-
Other current liabilities	56,888	63,543
Total Current Liabilities	2,293,095	182,961
Long Term Liabilities
Convertible notes payable including accrued interest	863,076	379,901
Total Liabilities	3,156,171	562,862

Stockholders' Equity (Deficit)

Common stock: $0.001 par value; 100,000,000 shares authorized, 21,107,373 and 20,032,567 shares issued and outstanding at
December 31, 2007 and December 31, 2006, respectively	21,107	20,033
Additional paid-in capital	12,718,112	10,330,483
Accumulated deficit	(14,972,886)	(10,446,468)
Total stockholders' equity (deficit)	(2,233,667)	(95,952)

Total Liabilities and Stockholders' Equity (Deficit)	$922,504	$466,910

The accompanying notes are an integral part fo these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Operations

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006

Net Revenue	$936,476	$-
Cost of goods sold	651,456	-
Gross profit (loss)	285,020	-

Labor	-	-
Fair value of options granted	1,025,769	7,511,982
Depreciation and amortization	20,231	-
Selling, general and administrative	510,178	98,857
Total operating expenses	1,556,178	7,610,839
Operating Loss	(1,271,158)	(7,610,839)

Other Income and Expenses
Interest expense	(772,550)	(195,334)
Other income (expense)	-	-
Total other income and expenses	(772,550)	(195,334)
Net loss before income taxes	(2,043,708)	(7,806,173)

Discontinued Operations	(2,482,710)	(1,507,280)
Net Loss	$(4,526,418)	$(9,313,453)

Common shares outstanding - basic	20,713,652	20,216,284

Basic loss per share	$(0.22)	$(0.46)

The accompanying notes are an integral part fo these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Stockholders' Equity (Deficit)

	Common Stock Shares Amount		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders 'Deficit

Balance, December 31, 2005	20,444,000	$20,444	$988,477	$(1,133,015)	$(124,094)

Shares canceled and returned to treasury	(1,400,000)	(1,400)	1,400	--	-

Beneficial conversion feature	--	--	399,000	--	399,000

Fair value of stock options granted	--	--	7,511,982	--	7,511,982

Notes converted to common stock at $0.25 per share	125,108	125	31,075	--	31,200

Shares issued for cash at $1.00 per share	390,000	390	389,610	--	390,000

Shares issued for cash at $2.00 per share	54,341	54	108,628	--	108,682

Shares issued for cash at $3.00 per share	1,760	2	5,278	--	5,280

Shares issued for cash at $3.20 per share	21,490	22	68,748	--	68,770

Shares issued for cash at $3.25 per share	56,274	56	182,835	--	182,891

Shares issued for cash at $3.30 per share	5,992	6	19,768	--	19,774

Shares issued for cash at $3.35 per share	3,881	4	12,997	--	13,001

Shares issued for cash at $3.50 per share	208,934	210	731,060	--	731,270

Shares issued for cash at $3.35 per share	6,027	6	21,390	--	21,396

Shares issued for cash at $3.60 per share	2,000	2	7,198	--	7,200

Shares issued for cash at $3.70 per share	55,865	56	206,646	--	206,702

Shares issued for cash at $3.80 per share	1,700	2	6,458	--	6,460

Shares issued for cash at $4.05 per share	9,341	10	37,822	--	37,832

Shares issued for cash at $4.15 per share	1,793	2	7,433	--	7,435

Shares issued for cash at $4.20 per share	27,817	26	116,812	--	116,838

Shares issued for cash at $4.25 per share	16,244	17	69,022	--	69,039

Stock offering costs	--	--	(593,156	--	(593,156)

Net loss	--	--	--	(9,313,453)	(9,313,453)

Balance, December 31, 2006	20,032,567	20,033	10,330,483	(10,446,468)	(95,952)

Notes converted to common stock at $0.78 per share	611,101	610	473,890	--	474,500

Beneficial conversion feature	--	--	1,000,000	--	1,000,000

Fair value of stock options granted	--	--	1,025,268	--	1,025,268

Shares issued for cash at $3.50 per share	43,715	44	152,956	--	153,000

Shares issued for cash at $4.25 per share	328,738	328	632,091	--	632,419

Acquisition of subsidiary	91,252	92	(460,642	--	(460,550)

Stock offering costs	--	--	(435,934	--	(435,934)

Net loss	--	--	--	(4,526,418)	(4,526,418)

Balance, December 31, 2007	21,107,373	$21,107	$12,718,112	$(14,972,886)	$(2,233,667)

The accompanying notes are an integral part fo these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Cash Flows

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006
OPERATING ACTIVITIES:
Net loss	$(4,526,418)	$(9,313,453)
Discontinued operations	1,195,296	-
Add back non-cash items:
Depreciation	58,346	49,525
Amortization of discount on convertible debt	809,291	82,819
Fair value of stock options granted	1,025,268	7,511,982
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in accounts receivable	(49,239)	(2,140)
Change in other assets	75,606	(73,188)
Change in accounts payable	66,948	(9,104)
Change in other liabilities	(6,655)	(29,434)
Net cash used in operating activities	(1,351,557)	(1,782,993)

INVESTING ACTIVITIES:
Purchase of fixed assets	(345,136)	(75,472)
Net cash used in investing activities	(345,136)	(75,472)

FINANCING ACTIVITIES:
Cash proceeds from common stock issued	785,419	1,993,091
Cash proceeds from convertible notes payable	1,000,000	492,500
Stock offering costs paid	(435,934)	(593,678)
Accrued interest on convertible notes payable	175,844	113,614
Net cash provided by financing activities	1,525,329	2,005,527

Net decrease in cash and bank deposits	(171,364)	147,062
Cash and cash equivalents at beginning of the year	172,737	25,675
Cash and cash equivalents at end of the year	$1,373	$172,737

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$20,376	$-
Cash paid during the year for income tax	$-	$-

Non cash financing activities
Common stock issued for convertible debt and accrued interest	$474,500	$31,200
Common stock issued and debt assumed for subsidiary	$1,000,000

The accompanying notes are an integral part fo these financial statements.

THE LANGUAGE ACCESS NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007and 2006

1.	NATURE OF OPERATIONS

a)	Organization

Language Access Network, Inc. (T-LAN or the “Company”) was incorporated on December 31, 2002 in Nevada. It was originally known as “Global Institute for Gaming Innovation, Inc.” and was set up to provide information and assistance to businesses and governments exploring new forms of remote, networked gaming.  However the Company’s management saw the greater need for using this new technology of remote video networking to assist individuals who speak different Languages to better communicate.  Effective September 23, 2005, the Company merged with Preciss, LLC, an Ohio company specializing in the Company’s primary activities.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $14,972,886 for the period from inception to December 31, 2007 and $4,526,418 and $,9356,276 for the years ending December 31, 2007 and 2006, respectively.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

3.	SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates. Actual results may vary from those estimates.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality, and within the framework of the significant accounting policies summarized below:

a)	Research and Development Costs

The Company expenses all costs related to research and development in the period incurred.

b)	Revenue Recognition Policy

Interpretation support services revenue is recognized as the services are provided. Revenue from service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed.  Revenue from product sales is recognized when shipped, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold.

c)	Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at this time.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

d)	Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In 2007 and 2006, the Company’s common stock equivalents were anti-dilutive and excluded in the earnings per share computation.

e)	Depreciation

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount.  The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

Computer equipment	5 years
Vehicles	5 years
Office furniture and fixtures	7 years

Repairs and maintenance expenditures are charged to operations as incurred.  Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset.  When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

f)	Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received.

g)	Inventories

Inventories are stated at the lower of cost or market value, with cost being determined on a weighted average basis.  Provisions made for inventory obsolescence and declines in market value are included in cost of goods sold.

h)	Advertising

The Company expenses all costs of advertising as incurred.  There were no advertising costs included in selling and marketing expenses during the reported periods.

i)	Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

As of December 31, 2007, the Company had net operating loss carryovers of approximately $4,710,000 which expire in 2027. The potential tax benefit of the loss carryover of $1,837,000 has been offset in full by a valuation allowance due to the uncertainty of future taxable earnings.

The income tax provision differs from the amount of income tax determined by applying U.S. federal and state income tax rates of 39% to pretax income for the years ended December 31, 2007 and 2006 due to the following:

	December 31,
	2007	2006
Book loss	$(1,765,303)	$(3,648,948)
Fair value of stock options granted	1,089,289	2,929,673
Valuation allowance	676,014	719,275
	$-	$-

3.	CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payable, as amended, at December 31, 2007 in the face amount of $869,500.  These notes incur interest at the rate of 10% per annum and mature one and half to two years after being issued with the first maturing on December 31, 2007 and may be converted by the holder at anytime at the rates of between $0.01 and $2.70 per share.  Total interest accrued on convertible notes at December 31, 2007 was $176,809.  During the year 2007, convertible notes and accrued interest in the amount of $474,500 were converted to common stock at an average of $0.78 per share for a total of 611,101 shares.

Convertible notes payable consist of the following at:

	December 31,
	2007	2006
Notes payable	$869,500	$699,500
Accrued interest	176,809	54,909
Unamortized discount for beneficial conversion feature	(183,233)	(374,508)

Net Convertible Notes Payable	$863,076	$379,901

4.	EQUITY

During the year ending December 31, 2007,43,715 shares of the Company’s common stock were issued for cash at $3.50 per share.  Also during the year ending December 31, 2007, 328,738 shares of the Company’s common stock were issued for cash at $4.25 per share.

During the year ending December 31, 2006, 898,144 shares of the Company’s common stock were issued for cash at an average price of $2.22 per share.  Also during the year ending December 31, 2006, 1,400,000 shares of the Company’s common stock were returned to Treasury and canceled.

5.	COMMON STOCK PURCHASE OPTIONS

Under FASB Statement 123, the Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following  weighted  average  assumptions used for grants in the year ended December 31, 2006:dividend yield of  zero percent;  expected volatility of 12.27%;  risk-free  interest rates of 5.35% and expected life of 1.0. The Company granted no options in 2005.  During the year ended December 31, 2006, The Company granted common stock purchase options to its employees and consultants which is amortized over the term of the service. The options provide for exercise prices of between $0.25 and $4.15 per share.  The Company granted no options during the year ended December 31, 2007.The Company recognized an expense of $1,205,268 and $7,511,982 for the fair value of the options during the years ended December 31, 2007 and 2006, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2007 and December 31, 2006 and the changes during the years are presented below:

	2007	2006
	Shares	Shares
Unexercised options, beginning of year	8,404,505	-
Stock options issued during the year	48,500	8,404,505
Stock options expired	(5,908,725)	-
Stock options exercised	-	-
Unexercised options, end of year	2,544,280	8,404,505

6.	FIXED ASSETS

Fixed assets consist of the following:

	December 31, 2007	December 31, 2006

Computers, equipment and software	$107,365	$227,165
Vehicles	20,091	-
Furniture and fixtures	9,461	22,000
	136,917	249,165
Less accumulated depreciation	(80,106)	(64,474)

Total	$56,811	$184,691

Depreciation expense totaled $58,346 and $49,525 for the years ended December 31, 2007 and 2006, respectively.

7.   NOTES PAYABLE

At December 31, 2007, notes payable to consist of the following:

Capital lease payable; 11.65% interest; due December 2008	$13,382
Equipment purchase contract; 7% interest; due November 2008	8,645
Note payable to an unrelated party; Prime rate plus 2% interest; due December 2008	14,983
Revolving line of credit with financial institution, 10.75% interest; $500 minimum monthly payment.	33,004

Total Notes Payable	$70,014

8.     RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

8.     DISCONTINUED OPERATIONS

On January 16, 2008, pursuant to an acquisition agreement  between the Company and  Interim Support, LLC, the Company sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. A summary of the balance  sheet and statement of operations for the discontinued operations is as follows:

Balance Sheet
December 31, 2007
Assets
Current Assets
Cash and equivalents	$9,472
Accounts receivable, net	52,303
Other current assets	44,482
Total Current Assets	106,257
Fixed assets, net	407,996
Other Assets
Deposits	37,226
Total Other Assets	37,226
Total Assets	$551,479
Liabilities and Members' Equity (Deficit)
Current Liabilities
Accounts payable	$232,847
Intercompany loans	1,595,820
Notes payable-related party	95,000
Line of credit	921,500
Total Current Liabilities	2,845,167
Long Term Liabilities
Notes payable	-
Total Liabilities	2,845,167
Members' Equity (Deficit)
Additional paid-in capital	2,702,382
Accumulated deficit	(5,036,070)
Total members' equity (deficit)	(2,333,688
Total Liabilities and Members' Equity (Deficit)	$511,479

Statement of Operations

Net Revenue	$207,412
Cost of goods sold	1,166,660
Gross profit (loss)	(959,248)

Labor	674,703
Marketing	209,090
Depreciation and amortization	84,493
General and administrative	564,380
Total operating expenses	1,532,666
Operating Loss	(2,491,914)

Other Income and Expenses
Interest expense	(13,724)
Other income	23,132
Total other income and expenses	9,408
Net loss before income taxes	(2,482,506)

Income tax expense	-
Net Loss	$(2,482,506)

7.   NOTES PAYABLE-RELATED PARTY

At December 31, 2007, the Company had a note payable to a shareholder of $250,000. The note payable is unsecured, accrues interest at 6% per annum and is due upon demand.

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A.  Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer Mr Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Continued Vigilance
We have implemented and will continue to implement changes to our processes to improve our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages as of March 31, 2008 and their present positions.

Name	Age	Position Held with the Company
Eric Schmidt	44	President, Secretary, Treasurer, CEO, CFO and Director

Set forth below is a brief description of the background and business experience of our significant employees, executive officers and directors.

Eric Schmidt is our President, Secretary, Treasurer, CEO, CFO and Director.  Mr. Schmidt has been in the computing and technology industry since 1982. Prior to co-founding iBeam Solutions, Eric was the Chief Information Officer for Bricker & Eckler LLP for over seven years. Over the years he served in the United States Marine Corps, two years in the healthcare industry and four years at The Ohio State University as a director of the largest College at The Ohio State University. Mr. Schmidt is originally from Lancaster, Ohio and is a graduate of Berne Union High School in Sugar Grove, Ohio. He attended college at Ohio University and Des Moines Area Community College in Des Moines, Iowa.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4)

being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, Stock Plan Committee, or any other committees. There has been no need to delegate functions to these committees due to the fact that our operations are at this stage do not justify the effort and expense of creating and maintaining these committees.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2007, the board of directors:

▪	Reviewed and discussed the audited financial statements with management, and

▪	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We have no significant employees other than our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael Guirlinger, Former CEO	1	0	0
Andrew Panos, Former President	0	0
Laurence Sturtz, Former Chairman and Director	0	0	1
James Schilling, Former Director	0	0	1
Dr. John “Jack” Perez, Former Director	1	0	0
Dr. Val Warhaft, Former Director	1	0	0
Dr. James Ginter, Former Director	1	0	0
Steve Fellows, Former CFO	1	0	0
Risk Capital Management	1	1	0

Code of Ethics Disclosure

As of December 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to the Company’s former or current executive officers for each of the last three completed fiscal years.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael GuirlingerCEO & COO(1)	2007 2006 2005	$115,000 $72,916 0	0 0 0	0 0 0	0 $358,002 0	0 0 0	0 0 0	0 0 0	$115,000 $430,918 0
Andrew Panos, President(2)	2007 2006 2005	$110,000 $90,500 $96,000	0 0 0	0 0 0	0 $3,922,254 0	0 0 0	0 0 0	0 0 0	$110,000 $3,922,254 $96,000
Steven Fellows, Treasurer and Chief Financial Officer(3)	2007 2006 2005	$16,000 $28,500 $6,500	0 0 0	0 0 0	0 $16,048 0	0 0 0	0 0 0	0 0 0	$16,000 $44,548 $6,500
Richard Fitzpatrick, Former CEO and Director(4)	2007 2006 2005	0 $500 $16,000	0 0 0	0 0 $7,341,600	0 0 0	0 0 0	0 0 0	0 0 0	0 $500 $7,357,600

1.
On June 1, 2006, we entered into an employment agreement with Mr. Michael Guirlinger to serve as our Chief Executive Officer and Chief Operations Officer. We agreed to pay Mr. Guirlinger $10,417 per month and provide salary increases based on increases in our gross revenues starting January 31, 2007 capped at $225,000 during the first three-year term of the agreement. We also agreed to provide an annual bonus payment starting the year beginning January 31, 2007 based upon a percentage of earnings before interest expense, taxes, depreciation and amortization (EBITDA) not to exceed $187,500 per year. Mr. Guirlinger is also entitled to participate in any benefit plans, profit sharing, incentive compensation, 401K plans and pension and retirement benefits available to other officers of the company. As of January 16, 2008, Mr. Guirlinger resigned as an officer of our company.  All obligations for his employment agreement and severance have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Mr. Guirlinger further agreed to forfeit all options held in our company.

2.
As of January 16, 2008, Mr. Panos resigned as an officer and director of our company.  All obligations for his employment agreement and severance, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Mr. Panos further agreed to forfeit all options held in our company.

3.
On August 31, 2006 we granted Mr. Steven Fellows options to purchase 25,000 shares of common stock at the exercise price of $4.15 per share with an expiration date of August 31, 2011.  Mr. Fellows resigned as our CFO on August 13, 2007 and all 25,000 unexercised options were returned to the company option pool on November 14, 2007.

4.
Mr. Fitzpatrick was terminated as our CEO and as a member of our board of directors on May 1, 2006. On August 15, 2006, we entered into a settlement agreement to resolve litigation in Ohio with Mr. Fitzpatrick. Under the terms of the settlement agreement, Mr. Fitzpatrick retained 1,520,000 common shares of our company and surrendered the balance of his shares, which totals approximately 1,400,000. The value of his remaining shares on August 15, 2006 equaled $7,341,600 (at $4.83 per share). Mr. Fitzpatrick agreed to volume restrictions in the sale of his stock in the public market and further agreed to not sell his stock privately unless to his attorneys under other volume restrictions. Mr. Fitzpatrick finally agreed to vote his shares in favor of resolutions proposed by the board of directors of our company.

OUTSTANDING EQUITY AWARDS

The table below sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for our named executive officers as of December 31, 2007.

OPTION AWARDS AT FISCAL YEAR END 2007
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Guirlinger	0	0	0	0	0
Andrew Panos	0	0	0	0	0
Steve Fellows	0	0	0	0	0
Richard Fitzpatrick	0	0	0	0	0

1.
We grant stock options to our executive officers based on their level of experience and contributions to our company. All options to our executive officers vest immediately. The aggregate fair value of these options are computed in accordance with FAS 123R and are reported in the Summary Compensation Table above in the column titled “Option Awards.” At no time during the last fiscal year was any outstanding option repriced or otherwise modified. There was no tandem feature, reload feature, or tax-reimbursement feature associated with any of the stock options we granted to our executive officers or otherwise.

Summary of Stock Awards

Set forth below is a summary of our stock awards to executive officers outstanding as of December 31, 2007, our latest fiscal year end.

STOCK AWARDS AT FISCAL YEAR END 2007
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Michael Guirlinger	0	0	0	0
Andrew Panos		0	0	0
Steve Fellows	0	0	0	0
Richard Fitzpatrick	0	0	0	0

Compensation to Directors

The table below summarizes all compensation awarded to, earned by, or paid to our directors for our fiscal year ended December 31, 2007.

DIRECTOR COMPENSATION 2007
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Laurence Sturtz(1)	0	0	0	0	0	0	0
Andrew Panos	0	0	0	0	0	0	0
James Schilling(2)	0	0	0	0	0	0	0
Dr. Jack Perez(3)	0	0	0	0	0	0	0
Dr. Val Warhaft(4)	0	0	0	0	0	0	0
Dr. James Ginter(5)	0	0	0	0	0	0	0

1.
Mr. Laurence Sturtz was appointed as Chairman of the Board in May 1, 2006. As of January 16, 2008, Mr. Sturtz resigned as chairman and director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Mr. Sturtz further agreed to forfeit all options held in our company.

2.
As of December 19, 2007, Mr. James Schilling resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.

3.
As of January 16, 2008, Dr. Jack Perez resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Dr. Perex further agreed to forfeit all options held in our company.

4.
As of January 16, 2008, Dr. Val Warhaft resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Dr. Warhaft further agreed to forfeit all options held in our company.

5.
As of January 16, 2008, Dr. James Ginter resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Dr. Ginter further agreed to forfeit all options held in our company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 17, 2008, the beneficial ownership of our common stock by each executive officer and director, including those that resigned on January 16, 2008, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 32,132,333 shares of common stock issued and outstanding on January 17, 2008 plus the particular beneficial owner’s right to acquire common stock exercisable within 60 days.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class(1)

Executive Officers & Directors:

Common	Eric Schmidt 10 S. High Street Canal-Winchester, OH 43110	237,185	0.7%
Common	Andrew Panos(2) Former officer/director 111 W. Rich Street, Suite 150 Columbus, Ohio 43215	2,000,000	6.2%
Common	Laurence Sturtz(3) Former chairman/director 3421 Pointe Creek Ct. #106 Bonita Springs, FL 34134	1,104,286	3.4%

Common	James Schilling(4) Former director 20455 S. South End Road Oregon City, OR 97045	1,250,000	3.8%
Common	Dr. John Perez(5) Former director 111 W. Rich Street, Suite 150 Columbus, Ohio 43215	229,500	0.7%
Common	Michael Guirlinger(6) Former officer 10295 Braemar Drive Powell, OH 43065	600,000	1.8%
Common	Dr. Val Warhaft(7) Former director 111 N. Sepulveda Blvd. Ste. 210 Manhattan Beach, CA 90266	94,643	0.2%
Common	James Ginter(8) Former director 2448 Edington Road Columbus, OH 43221	28,571	0.7%

Total of All Directors and Executive Officers:		5,541,185	17.2%
More Than 5% Beneficial Owners:
Common	Edward Panos(9) 1350 E. Flamingo, #77 Las Vegas, NV 89119	11,065,075	34.4%
	Risk Capital Management LLC(10) 1350 East Flaming Rd. Suite 228 Las Vegas Nevada USA 89119	4,000,000	12.5%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)	Included in the calculation of beneficial ownership for Mr. Andrew Panos are 1,980,000 shares of common stock and 20,000 shares held in his children’s name.

(3)	Included in the calculation of beneficial ownership for Mr. Laurence Sturtz are 1,104,286 shares of common stock.
(4)
Included in the calculation of beneficial ownership for Mr. James Shilling are 1,250,000 shares of common stock.  Mr. Shilling disclaims beneficial ownership over 150,000 shares of common stock held by his spouse.

(5)	Included in the calculation of beneficial ownership for Dr. John Perez are 229,500 shares of common stock.
(6)	Included in the calculation of beneficial ownership for Mr. Michael Guirlinger are 500,000 shares of common stock in his name, and 100,000 shares held for the benefit of others.
(7)	Included in the calculation of beneficial ownership for Dr. Val M. Warhaft are 94,643 shares of common stock.
(8)	Included in the calculation of beneficial ownership for James Ginter are 28,571 shares of common stock.

(9)
Included in the calculation of beneficial ownership for Mr. Edward Panos are 11,057,075 shares of our common stock held by Panos Industries, LLC, and 8,000 shares of common stock held in his name.  Mr. Panos disclaims beneficial ownership of 200,000 shares of common stock held by his wife and child.

(10)	The sole beneficial owner of Risk Capital Management LLC, which holds 4,000,000 shares of our common stock, is Roderick Hall Risk.

Item 12.   Certain Relationships and Related Transactions

Related Party Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of 2007 or in any presently proposed transaction which, in either case, has or will materially affect us.

1.
Mr. Schmidt is a one third owner of PEBCO Partners LLC that owns the real estate and building that iBeam Solutions LLC leases for its primary offices located at 10 South High Street, Canal Winchester, Ohio. This lease is in the amount of $4,160.00 per month which includes utilities, insurance and maintenance.

2.	iBeam Solutions LLC has a Promissory Note for a loan from PEBCO Partners in the amount of $20,000 that began April 30th 2007, repayable at the rate of $1,000 per month with 10% interest.
3.	Mr. Schmidt holds a Promissory Note from iBeam Solutions LLC dated August 17, 2006 in the amount of $43,000 repayable at a rate of $2,500 per month with 10% interest.
4.
Interim Support, LLC: on October 11, 2007, a company known as Interim Support, LLC (“Interim”) entered into a demand line of credit loan with National City Bank under a promissory note agreement. The promissory note allows Interim to draw up to $1,000,000 until October 11, 2008 with a variable rate of interest at a margin of 2.000% added to the index rate (One Month LIBOR). Subsequently, we entered into an agreement with Interim to borrow any money that Interim draws under the terms of the promissory note. This agreement has been formalized in a promissory note (referred to herein as the “Language Access Note”) that we signed with Interim that essentially mirrors the terms of the promissory note Interim signed with National City Bank.

The members of Interim include Laurence E. Sturtz, Andrew Panos, James Schilling, Dr. John “Jack” Perez, Dr. Val Warhaft, and Dr. James Ginter, all former members of our board of directors, and Michael Guirlinger, our former CEO. These former officers and directors of our company individually agreed to guarantee the promissory note with National City Bank.

5.
Sale of Language Access Network, LLC to Interim Support, LLC: On January 16, 2008, we executed an acquisition agreement (the “Acquisition Agreement”) by and among us, Interim Support, LLC (“Interim”), iBeam Solutions, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“iBeam”) and certain individuals, who are former officers and directors of our company. Pursuant to the Acquisition Agreement, we agreed to sell all interest in Language Access Network, LLC, an Ohio limited liability company and our wholly-owned subsidiary (“T-LAN”) to Interim in exchange for the assumption of certain liabilities contained in the Acquisition Agreement and other terms as explained below.

Pursuant to the terms and conditions of the Acquisition Agreement, as consideration for the Sale of T-LAN: (a) Interim would forgive all indebtedness of our company as evidenced by that certain promissory note dated October 11, 2007 issued by us to Interim relative to the credit facility between Interim and National City Bank (approximately $1 million); and (b) Interim would assume the following liabilities of our company (all such liabilities, the “Assumed Liabilities”):

(1) $95,000 payable to Michael Guirlinger pursuant to: (i) that certain Promissory Note issued by Parent dated May 24, 2007, in principal amount of $75,000; and (ii) that certain Promissory Note issued by Parent dated October 1, 2007, in principal amount of $20,000;

(2) All accrued but unpaid payroll liabilities associated with T-LAN employees;

(3) Continuing responsibilities for healthcare benefits for T-LAN employees;

(4) All rent and parking obligations pursuant to that certain Lease Agreement for the T-LAN Premises dated April 25, 2007;

(5) All amounts payable to Shared Technologies for hardware provided by such company, in an amount believed to be approximately $27,000;
(6) All amounts payable to InnovateIT for hardware provided by such company, in an amount believed to be approximately $35,000;

(7) All amounts payable to AT&T for T-1 lines for December 2007, in an amounts believed to be $27,000, and for AT&T equipment in the amount roughly of $21,000;

(8) All amounts payable to AT&T for normal phone and fax lines for the office, in amounts believed to be approximately $1,033.33;

(9) All amounts payable to Jerry Tishkoff/Tishkoff Enterprises for commissions on account of T-LAN sales activities;

(10) All amounts payable to Clary Communications for MARTTI logo and trademark work, in an amount believed to be $10,000;

(11) Ordinary course liabilities associated with copiers, hosting, UPS, utilities, at T-1 lines for T-LAN’s business;

(12) All payment obligations to Focus Business Solutions, LLC solely for accounting and financial reporting services associated with T-LAN from and after Closing;

(13) Severance obligations to employees of T-LAN (and or employees of Parent on account of T-LAN service providers);

(14) Any and all agreements or contracts entered into with C2D, believed to be approximately $720.00;

(15) Capital One believed to be approximately $7,300.22;

(16) Capitol Office Supply believed to be approximately $308.49;

(17) Global Solutions Installation believed to be approximately $400.00;

(18) Laurence E. Sturtz believed to be approximately $145.70 for travel expenses;

(19) OneVision Solutions believed to be approximately $1,140.70;

(20) Via Language believed to be approximately $4,600.00;

(21) VSGI believed to be approximately $20,482.97;

(22) Yankovich & Associates believed to be approximately $1,230.00;

(23) Any and all agreements or contracts entered into with Radiant Technologies;

(24) Any and all agreements or contracts entered into with SLA, believed to be approximately $4,500 per month;

(25) Any and all agreements or contracts entered into with any sub-contractors for interpretation services;

(26) Any and all agreements or contracts entered into with any companies for 800 numbers;

(27) Atlas Blueprint Supply believed to be approximately $54.00; and

(28) All other T-LAN liabilities or obligations that relate to past support or ongoing support for the operations and/or equipment of T-LAN.

The Acquisition Agreement further provides that the liabilities of our company and iBeam Solutions, LLC, including the following liabilities, would be retained or assumed by us (all such liabilities, the “Retained Liabilities”):

(1) All amounts payable to Parent, T-LAN or third parties by iBeam, in amounts believed to be approximately $9,000;

(2) All liabilities associate with iBeam Solutions, LLC., believed to be approximately $800,000

(3) All amounts payable on account of Convertible Debentures or other securities issued by Parent, in amounts believed to be approximately $1,800,000;

(4) All amounts payable by the Company or its affiliates to the following third parties: (a) Legal fees and expenses payable to Squire Sanders & Dempsey, LLP, in an amount believed to be approximately $118,000; (b) J&J Consulting, in an amount believed to be approximately $6,000; (c) Moore & Associates, in an amount believed to be approximately $6,500; (d) Standard & Poor’s, in an amount believed to be approximately $3,500, together with ongoing Blue Sky fees to Standard & Poor’s in connection with Parent’s listing therewith; (e) Legal fees and expenses payable to Cane Clark law firm, in an amount believed to be $25,500 as of December 6, 2007; (f) Business Wire, in an amount believed to be approximately $445 as of December 12, 2007; (g) CEO Cast, with respect to an Agreement dated December, 2007, providing for payments in the amount of $5,000 per month; and (h) Focus Business Solutions for accounting and financial reporting work provided by it prior to Closing, in amounts believed to be $5,125.

The Acquisition Agreement further provides that Interim shall have the right, but not the obligation, to offer to hire any persons who are both employees of our company or T-LAN (but not employees of iBeam) who are primarily assigned to T-LAN operations.

The Acquisition Agreement further provides that: (a) we agree to indemnify Interim from and against any claims or expenses arising from or relating to any of the Retained Liabilities and to indemnify the resigning officers and directors of our company in connection with their involvement in the acquisition, and (b) Interim agrees to indemnify us from any claims or expenses arising from or relating to the Assumed Liabilities.

The Acquisition Agreement further provides that in the event of subsequent sale of T-LAN by Interim: (a) the proceeds from such subsequent sale would be used to pay the Assumed Liabilities, together with reasonable Interim transaction expenses, closing expenses, reasonable deferred wages to officers and employees, accounting fees, amounts properly payable to iBeam for future invoices, Interim accounting fees and legal fees payable to Carlile Patchen & Murphy LLP; and (b) all proceeds from such subsequent sale in excess of such amounts would be paid to us to facilitate repayment of the Retained Liabilities.

The Acquisition Agreement further provides that our former officers and directors, along with employees of our company or T-LAN assigned to T-LAN operations, agree to forfeit their options, warrants, or convertible features of any debt in the our company;

The Acquisition Agreement requires iBeam Solutions, LLC to render services to Interim on account of T-LAN’s business at such times as reasonably requested by Interim or T-LAN.

Each of the parties to the Acquisition Agreement provided customary representations and warranties and closing conditions. The Closing of the Acquisition Agreement is still pending review by the Securities and Exchange Commission, and will not be effective until at least 20 days from when an amended 14C Information Statement is filed and mailed to shareholders of our company evidencing shareholder approval of the transaction.

6.
Edward Panos/Panos Industries Notes: We issued convertible notes payable, as amended, at December 31, 2007 in the face amount of $869,500 to Mr. Edward Panos or Panos Industries, LLC controlled by Mr. Panos.  These notes incur interest at the rate of 10% per annum and mature one and half to two years after being issued with the first maturing on December 31, 2007 and may be converted by Mr. Panos at anytime at the rates of between $0.01 and $2.70 per share.  Total interest accrued on convertible notes at December 31, 2007 was $176,809.  During the year 2007, convertible notes and accrued interest in the amount of $474,500 were converted to common stock at an average of $0.78 per share for a total of 611,101 shares.  Under the notes, Mr. Panos was also granted five year warrants to purchase shares of our common stock at a strike price of $3.00 per share.

Subsequent to the reporting period, Mr. Edward Panos elected to convert $50,000 and $30,000 of the principal amounts of his convertible notes payable along with all accrued interest into 11,024,960 shares of our common stock in accordance with the terms of the Notes.  The convertible notes are attached to the Annual Report on Form 10-KSB.

At December 31, 2007, we had a note payable to Mr. Panos of $250,000. The note payable is unsecured, accrues interest at 6% per annum and is due upon demand.

Director Independence

No current or proposed members of our Board are or will be “independent” as that term is used in the SEC’s Exchange Act reporting rules.

Item 13.   Exhibits

Exhibit Number	Description
2.1	Acquisition Agreement, dated January 16, 2008 (1)
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Interim Support, LLC Promissory Note, dated October 11, 2007
10.2	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.3	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.4	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.5	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.6	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.7	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.8	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.9	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.10	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.11	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.12	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.13	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.14	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.15	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.16	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.17	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.18	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.19	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.20	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
10.21	First Amended and Restated Convertible Promissory Note, dated January 31, 2007
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $3,500 and $6,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Language Access Network, Inc.

By:	/s/Eric Schmidt
Eric Schmidt
Chief Executive Officer, President, and Director
April 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Eric Schmidt
Eric Schmidt
Director
April 8, 2008