Form 10-Q
period 2008-03-31
LANGUAGE ACCESS NETWORK, INC.
filed 2008-05-20
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52374

Language Access Network, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	61-1433933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 South High Street, Canal Winchester, Ohio, 43110
(Address of principal executive offices)

(614) 355-0900
(Issuer’s telephone number)
111 W. Rich Street, Suite 150, Columbus, Ohio 43215
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 32,132,333 common shares as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheets as of March 31, 2008 and December 31, 2007;

F-2	Statements of Operations for the three months ended March 31, 2008 and 2007;

F-3	Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2006 to March 31, 2008

F-4	Statements of Cash Flows for the three months ended March 31, 2008 and 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

LANGUAGE ACCESS NETWORK, INC.
Balance Sheets

	March 31, 2008	December 31, 2007
Assets	(unaudited)
Current Assets
Cash and equivalents	$436	$1,373
Accounts receivable, net	46,950	62,622
Other current assets	35,834	20,493
Total Current Assets	83,220	84,488

Fixed assets, net	51,356	56,811
Other Assets
Net assets of discontinued operations	-	511,480
Goodwill	269,725	269,725
Total Other Assets	269,725	781,205

Total Assets	$404,301	$922,504

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$916,178	$916,642
Net liabilities of discontinued operations	-	999,551
Payable-related party	255,000	250,000
Notes payable	70,014	70,014
Other current liabilities	20,863	56,888
Total Current Liabilities	1,262,055	2,293,095
Long Term Liabilities
Convertible notes payable	784,500	863,076
Total Liabilities	2,046,555	3,156,171

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized,
32,132,333 and 21,107,373 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	32,132	21,107
Additional paid-in capital	12,787,087	12,718,112
Accumulated deficit	(14,461,473)	(14,972,886)
Total stockholders' equity (deficit)	(1,642,254)	(2,233,667)

Total Liabilities and Stockholders' Equity (Deficit)	$404,301	$922,504

The accompanying notes are an integral part of these financial statements

LANGUAGE ACCESS NETWORK, INC.
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Net Revenue	$346,581	$-
Cost of goods sold	231,071	-
Gross profit (loss)	115,510	-

Labor	-	-
Fair value of options granted	-	532,225
Depreciation and amortization	5,455	-
Selling, general and administrative	149,995	13,980
Total operating expenses	155,450	546,205
Operating Loss	(39,940)	(546,205)

Other Income and Expenses
Interest expense	(48,218)	(68,242)
Other income (expense)	-	-
Total other income and expenses	(48,218)	(68,242)
Net loss before income taxes	(88,158)	(614,447)
Income taxes	-	-
Discontinued Operations	599,571	(533,849)
Net Income (Loss)	$511,413	$(1,148,296)

Common shares outstanding - basic	26,619,853	20,165,066

Basic income (loss) per share	$0.02	$(0.06)

The accompanying notes are an integral part of these financial statements

LANGUAGE ACCESS NETWORK, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2006	20,032,567	$20,033	$10,330,483	$(10,446,468)	$(95,952)

Notes converted to common stock at $0.78 per share	611,101	610	473,890	--	474,500

Beneficial conversion feature	--	--	1,000,000	--	1,000,000

Fair value of stock options granted	--	--	1,025,268	--	1,025,268

Shares issued for cash at $3.50 per share	43,715	44	152,956	--	153,000

Shares issued for cash at $4.25 per share	328,738	328	632,091	--	632,419

Acquisition of subsidiary	91,252	92	(460,642)	--	(460,550)

Stock offering costs	--	--	(435,934)	--	(435,934)

Net loss	--	--	--	(4,526,418)	(4,526,418)

Balance, December 31, 2007	21,107,373	21,107	12,718,112	(14,972,886)	(2,233,667)

Notes converted to common stock at $0.007 per share	11,024,960	11,025	68,975	--	80,000

Net loss	--	--	--	511,413	511,413

Balance, March 31, 2008	32,132,333	$32,132	$12,787,087	$(14,461,473)	$(1,642,254)

The accompanying notes are an integral part of these financial statements

LANGUAGE ACCESS NETWORK, INC.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
OPERATING ACTIVITIES:
Net income (loss)	$511,413	$(1,148,296)
Discontinued operations	(599,571)	-
Add back non-cash items:
Depreciation	5,455	12,958
Amortization of discount on convertible debt	-	50,917
Fair value of stock options granted	-	532,225
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in accounts receivable	15,672	(14,480)
Change in other assets	(15,341)	46,139
Change in accounts payable	(464)	123,270
Change in other liabilities	56,036	(63,543)
Net cash used in operating activities	(26,800)	(460,810)

INVESTING ACTIVITIES:
Purchase of fixed assets	-	(29,241)
Net cash used in investing activities	-	(29,241)

FINANCING ACTIVITIES:
Cash proceeds from common stock issued	-	685,003
Cash proceeds from notes payable	5,000	-
Stock offering costs paid	-	(345,803)
Accrued interest on notes payable	20,863	17,325
Net cash provided by financing activities	25,863	356,525

Net decrease in cash and bank deposits	(937)	(133,526)
Cash and cash equivalents at beginning of the year	1,373	172,737
Cash and cash equivalents at end of the year	$436	$39,211

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$27,355	$44
Cash paid during the year for income tax	$-	$-

Non cash financing activities
Common stock issued for convertible debt and accrued interest	$80,000	$6,500
Common stock issued and debt assumed for subsidiary	$-	$-

The accompanying notes are an integral part of these financial statements

LANGUAGE ACCESS NETWORK, INC.
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

Our Business

Sale of T-LAN

We were incorporated on December 31, 2002 in the State of Nevada. We were originally known as “Global Institute for Gaming Innovation, Inc.” and were set up to provide information and assistance to businesses and governments exploring new forms of remote, networked gaming. However, our management saw the greater need for using this new technology of remote video networking to assist individuals who speak different languages to communicate faster and easier.

In order to quickly turn that vision into reality, we acquired the membership interests in Preciss, LLC effective October 2005, making Preciss, LLC a wholly owned subsidiary of our company. Preciss, LLC later changed its name to Language Access Network, LLC (“T-LAN”).

Through T-LAN, our business was to install a dedicated network connection from a medical facility to our video linguistic center. Medical personnel use a wireless and powered mobile cart, equipped with state-of-the-art video conferencing equipment, to connect to an interpreter. This system was called “PAL” (Personal Assisted Languages), and was later renamed the system “MARTTI” (My Accessible Real-Time Trusted Interpreter). It combines the personalization of having an onsite interpreter with the convenience of being able to have immediate access to more than 150 languages with a simple “push of a button.” It was the original component in a full-line of video hardware options.

We undertook substantial market research and product development over the past few years. In the spring of 2005, beta tests were undertaken at a number of hospitals in Ohio with encouraging results. In June, they initiated a proof-of-concept pilot project with the Ohio State University Medical Center. This test was deemed successful by both parties. As a result, our MARTTI units were placed in 5 departments (Labor and Delivery, Emergency Department, Pre and Post Operating, and Registration) and our video system has recently expanded into other locations in the medical complex, including the Ohio State University Medical Center's Thomas E. Rardin Family Center and Ross Heart Center.

Following the pilot program with the Ohio State University Medical Center, we contacted several hospitals to further market our services.  We entered into various contracts to serve a number of medical facilities. However, despite our attempts to pursue our business model we were never able to achieve revenues to sustain our language interpretation service business as a going concern.  We have always been dependent on financing through loans and the sale of our common stock to sustain operations.

Recently, our management determined that we could no longer continue operations without obtaining additional financing.  Despite attempts to procure financing, we have been unable to do so.  On December 21, 2007, our board of directors met to discuss options.  In light of declining stock prices and our inability to sustain sufficient cash flow to meet operating expenses and payroll, the majority creditors who have the power to become the majority shareholder of the corporation proposed that the board of directors immediately resign, and that we be authorized to sell all or substantially all of our assets comprising (and/or units of membership interest in) T-LAN to Interim Support, LLC (“Interim”), owned or controlled by then exiting directors of our company.

On January 15, 2008, the board of directors signed a written consent to approval the sale of T-LAN to Interim, and to appoint Mr. Eric Schmidt to serve as a member of our board of directors in the vacancy created by the resignation of Mr. James Schilling. On January 16, 2008, Laurence Sturtz, Andrew Panos, Dr. John Perez, Dr. Val Warhaft and Dr. James Ginter resigned as members of our board of directors, Laurence Sturtz resigned as chairman of the board of directors, Andrew Panos resigned as President of our company, and Michael Guirlinger resigned as Chief Executive Officer, Chief Operating Officer and Chief Financial Officer of our company.

On January 16, 2008, we executed an acquisition agreement (the “Acquisition Agreement”) by and among our company, Interim, iBeam Solutions, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“iBeam”) and the individual directors and officers of our company who have executed the Acquisition Agreement. Pursuant to the Acquisition Agreement, we agreed to sell all interest in T-LAN to Interim in exchange for the assumption of certain liabilities contained in the Acquisition Agreement and other terms as explained a Current

Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 17, 2008..

On February 1, 2008, we filed an Information Statement on Schedule 14C with the SEC to inform the shareholders of the company that on January 22, 2008, the holders of 16,482,260 shares of our common stock (51.2% of the total number of issued and outstanding shares of our common stock) voted to approve the sale of T-LAN to Interim.  Since then, however, our Information Statement has been under review by the SEC, and the effectiveness of the sale of T-LAN to Interim is on hold pending completion of the SEC’s review and the expiration of a 20 day period from the subsequent filing and mailing of a revised Information Statement.

Current Business of Our Company

On August 1, 2007, we acquired iBeam for $1 million in restricted common stock and debt in the company. iBeam, founded in 2000 and based in Canal Winchester, Ohio, is a comprehensive provider of technology solutions to businesses and was originally acquired to compliment our language interpretation business. With the sale of T-LAN to Interim, we have determined to pursue the business of iBeam, our wholly-owned subsidiary, as our primary line of business. Our business, through iBeam, is to sell brand-name information technology (“IT”) hardware, software, and services specifically for large enterprises, small- to medium-sized businesses (“SMB”), and public sector institutions in the United States and abroad.

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

We realize revenues through the sale of hardware and software, by charging clients for our IT consulting services, and through fees collected for hosting client websites. We intend to grow over the next twelve months through an expansion of our client base, and by the acquisition of other companies engaged in similar or complementary businesses. We feel that by focusing on our role as consultants, we can provide the best value to our clients while generating business for our technology sales. This will allow us to help accelerate attainment of our clients’ business objectives, expand the range of products and services we sell to each of our current clients, and attract new clients.

Our offices are located at 10 South High Street Canal Winchester, Ohio 43110. Our telephone number is (614) 833-9713.

Plan of Operation in the Next Twelve Months

In 2008, iBeam plans to grow through more sales and through acquiring other complimentary companies.  This will allow for expansion geographically as well as synergies between complimentary companies allowing for opportunities to cross sell products and services.

We hope to update and commercialize some of our software packages including iMailerExpress email list management software.  We also see a growing demand for staff augmentation services and long term project related consulting, so much of our focus will be toward growing this practice area.

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

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Assets. Our total assets as of March 31, 2008 were $404,301. Our total assets include our current assets of $83,220, fixed assets of $51,256 and other assets of $269,725. Our current assets consist of cash and equivalents in the amount of $436, accounts receivables from our operating subsidiary iBeam in the amount of $46,950, and other current assets consisting of prepaid expenses in the amount of $35,834.  Our fixed assets consisted of office equipment in the net amount of $51,536.  Our other assets consist of net assets of discontinued operations of Language Access Network, LLC of $0 and goodwill of $269,725 that were sold to Interim Support, LLC as detailed in this report.

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

Our total liabilities as of March 31, 2008 were $2,046,555, consisting of current liabilities in the amount of $1,262,055 and long term liabilities in the amount of $784,50. Our current liabilities consist of accounts payable in the amount of $916,178, notes payable in the amount of $70,014 and other current liabilities consisting of deferred income in the amount of $20,863. Our long term liabilities consist of convertible notes payable and accrued interest in the amount of $784,500 that belong to a related party shareholder of the company.

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

Sales. Sales consist of revenues generated from iBeam, our operating subsidiary. We reported sales of $346,581 for the three months ended March 31, 2008, compared with revenue of $0 for the same period ended March 31, 2007. This increase is a result the acquisition of iBeam and the revenues generated by that operating subsidiary, which was not part of our business in the prior period. Our cost of goods sold for the three months ended March 31, 2008 was $231,071 resulting in gross profits of $115,510. We did not have any cost of revenues for the three months ended March 31, 2007.

Operating Expenses. Our operating expenses decreased by $390,755 to $155,450 for the three months ended March 31, 2008, compared to $546,205 for the same reporting period ended March 31, 2007. The decrease in expenses was largely attributable to a decrease in options granted to our executive officers offset by increased expenses for the three months ended March 31, 2008 for selling, general and administrative expenses. Our operating expenses for the three months ended March 31, 2008 consisted of selling, general and administrative expenses of $149,995 and depreciation of $5,445. In comparison, our operating expenses for the three months ended March 31, 2007 consisted of selling, general and administrative expenses of $13,980 and employee stock options of $532,225.

Other Expenses. We recorded interest expenses of $48,218 for the three months ended March 31, 2008, compared with $68,242 for the three months ended March 31, 2007.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a gain from discontinued operations of $599,571 for the three months ended March 31, 2008, compared to a loss from discontinued operations of $533,849 for the three months ended March 31, 2007.   The gain in the three months ended March 31, 2008 compared with the loss in the three months ended March 31, 2007 is attributable to the disposal of Language Access Network, LLC.

Net Income (Loss). We reported a net income of $511,413 or $0.02 per share and a net loss of $1,148,296 or $0.06 per share for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

As of March 31, 2008, we had total current assets of $83,220. As of March 31, 2008, we had total current liabilities of $1,262,055. We thus had a working capital deficit of $1,178,835 at March 31, 2008.

Net cash used in operating activities was $26,800 for the three months ended March 31, 2008 compared to net cash used in operating activities of $460,810 for the three months ended March 31, 2007. Net cash flow used in investing activities amounted to $0 for the three months ended March 31, 2008 compared to net cash used in investing activities of $29,241 for the three months ended March 31, 2007.  Net cash flow provided by financing activities amounted to $25,863 for three months ended March 31, 2008, compared to net cash provided by financing activities of $356,525 for the same period ended March 31, 2007.

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

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 16, 2008, Mr. Edward Panos elected to convert $50,000 and $30,000 of the principal amounts of his Convertible Promissory Notes dated June 24, 2005 and August 15, 2005, respectively (the “Notes”), along with all accrued interest into 11,024,960 shares of our common stock in accordance with the terms of the Notes. The issuance of the shares of our common stock to Mr. Panos is being made in reliance on the registration exemption provided by Section 4(2) of the Securities Exchange Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On January 16, 2008, we executed an acquisition agreement (the “Acquisition Agreement”) by and among our company, Interim Support, LLC, a Nevada limited liability company (“Interim”), iBeam Solutions, LLC, a Nevada limited liability company and wholly-owned subsidiary of the Company (“iBeam”) and certain individuals, who are former officers and directors of the Company. Pursuant to the Acquisition Agreement, the Company agreed to sell all interest in Language Access Network, LLC, an Ohio limited liability company and wholly-owned subsidiary of the Company (“T-LAN”) to Interim in exchange for the assumption of certain liabilities contained in the Acquisition Agreement and other terms as explained in a Form 8-K report filed January 17, 2008.

On January 22, 2008, the holders of approximately 51.2% of our outstanding shares of common stock approved an authorized the acquisition agreement.

On February 1, 2008, we filed an Information Statement on Schedule 14C with the SEC to inform the shareholders of the company that on January 22, 2008, the holders of 16,482,260 shares of our common stock (51.2% of the total number of issued and outstanding shares of our common stock) voted to approve the sale of T-LAN to Interim.  Since then, however, our Information Statement has been under review by the SEC, and the effectiveness of the sale of T-LAN to Interim is on hold pending completion of the SEC’s review and the expiration of a 20 day period from the subsequent filing and mailing of a revised Information Statement.

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

LANGUAGE ACCESS NETWORK, INC.

Date:	May 15, 2008

By: /s/Eric Schmidt Eric Schmidt Title: Chief Executive Officer and Chief Financial Officer