Form 10-Q
period 2008-06-30
LANGUAGE ACCESS NETWORK, INC.
filed 2008-08-19
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 98,788,333 common shares as of July 7, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2008 and December 31, 2007;

F-2	Statements of Operations for the three and six months ended June 30, 2008 and 2007;

F-3	Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2006 to June 30, 2008

F-4	Statements of Cash Flows for the six months ended June 30, 2008 and 2007;

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

LANGUAGE ACCESS NETWORK, INC.
Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets
Cash and equivalents	$17,129	$1,373
Accounts receivable, net	26,510	62,622
Other current assets	28,317	20,493
Total Current Assets	71,956	84,488

Fixed assets, net	45,748	56,811
Other Assets
Net assets of discontinued operations	-	511,480
Goodwill	269,725	269,725
Total Other Assets	269,725	781,205

Total Assets	$387,429	$922,504

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$978,437	$916,642
Net liabilities of discontinued operations	-	999,551
Payable-related party	808,098	250,000
Notes payable	68,796	70,014
Other current liabilities	172,994	56,888
Total Current Liabilities	2,028,325	2,293,095
Long Term Liabilities
Convertible notes payable	-	863,076
Total Liabilities	2,028,325	3,156,171

Stockholders' Equity (Deficit)

Common stock: $0.001 par value; 100,000,000 shares authorized, 98,798,999 and 21,107,373 shares issued and outstanding at
June 30, 2008 and December 31, 2007, respectively	98,798	21,107
Additional paid-in capital	12,989,171	12,718,112
Accumulated deficit	(14,728,865)	(14,972,886)
Total stockholders' equity (deficit)	(1,640,896)	(2,233,667)

Total Liabilities and Stockholders' Equity (Deficit)	$387,429	$922,504

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Operations
(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007

Net Revenue	$665,119	$-	$318,538	$-
Cost of goods sold	428,343	-	197,272	-
Gross profit (loss)	236,776	-	121,266	-

Labor	-	-	-	-
Fair value of options granted	-	860,690	-	328,465
Depreciation and amortization	10,862	-	5,407	-
Selling, general and administrative	357,415	14,479	207,420	499
Total operating expenses	368,277	875,169	212,827	328,964
Operating Loss	(131,501)	(875,169)	(91,561)	(328,964)

Other Income and Expenses
Interest expense	(223,997)	(261,116)	(175,779)	(192,874)
Other income (expense)	(52)	-	(52)	-
Total other income and expenses	(224,049)	(261,116)	(175,831)	(192,874)
Net loss before income taxes	(355,550)	(1,136,285)	(267,392)	(521,838)
Income taxes	-	-	-	-
Discontinued Operations	599,571	(1,159,636)	-	(625,787)
Net Income (Loss)	$244,021	$(2,295,921)	$(267,392)	$(1,147,625)

Common shares outstanding - basic	34,734,444	20,319,932	41,547,980	20,452,431

Basic income (loss) per share	$0.01	$(0.11)	$(0.01)	$(0.06)

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2006	20,032,567	$20,033	$10,330,483	$(10,446,468)	$(95,952)

Notes converted to common stock at $0.78 per share	611,101	610	473,890	--	474,500

Beneficial conversion feature	--	--	1,000,000	--	1,000,000

Fair value of stock options granted	--	--	1,025,268	--	1,025,268

Shares issued for cash at $3.50 per share	43,715	44	152,956	--	153,000

Shares issued for cash at $4.25 per share	328,738	328	632,091	--	632,419

Acquisition of subsidiary	91,252	92	(460,642)	--	(460,550)

Stock offering costs	--	--	(435,934)	--	(435,934)

Net loss	--	--	--	(4,526,418)	(4,526,418)

Balance, December 31, 2007	21,107,373	21,107	12,718,112	(14,972,886)	(2,233,667)

Notes converted to common stock at $0.007 per share	11,024,960	11,025	68,975	--	80,000

Notes converted to common stock at $0.052 per share	66,666,666	66,666	202,084	--	268,750

Net loss	--	--	--	244,021	244,021

Balance, June 30, 2008	98,798,999	$98,798	$12,989,171	$(14,728,865)	$(1,640,896)

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007
OPERATING ACTIVITIES:
Net income (loss)	$244,021	$(2,295,921)
Discontinued operations	(488,071)	-
Add back non-cash items:
Depreciation	10,862	31,923
Loss on sale of assets	52	-
Amortization of discount on convertible debt	-	201,264
Fair value of stock options granted	-	860,690
Adjustments to reconcile net loss to
net cash used by operating activities:
Change in accounts receivable	36,112	(22,274)
Change in other assets	(7,824)	56,239
Change in accounts payable	100,567	141,742
Change in other liabilities	116,106	71,809
Net cash used in operating activities	11,825	(954,528)

INVESTING ACTIVITIES:
Sale of fixed assets	149	-
Purchase of fixed assets	-	(217,235)
Net cash used in investing activities	149	(217,235)

FINANCING ACTIVITIES:
Cash proceeds from common stock issued	-	785,419
Cash proceeds from notes payable	5,000	905,000
Stock offering costs paid	-	(435,934)
Repayment of notes payable	(1,218)	-
Net cash provided by financing activities	3,782	1,254,485

Net decrease in cash and cash equivalents	15,756	82,722
Cash and cash equivalents at beginning of the year	1,373	172,737
Cash and cash equivalents at end of the year	$17,129	$255,459

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$35,829	$44
Cash paid during the year for income tax	$-	$-

Non cash financing activities
Common stock issued for convertible debt and accrued interest	$348,750	$39,500
Common stock issued and debt assumed for subsidiary	$-	$-

The accompanying notes are an integral part of these financial statements.

LANGUAGE ACCESS NETWORK, INC.
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

LANGUAGE ACCESS NETWORK, INC.
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT EVENTS

Effective June 6, 2008, Mr. Edward Panos, as sole owner and member of Panos Industries, LLC elected to convert $250,000 of the principal amount of his Convertible Promissory Note dated October 1, 2007, along with all accrued interest into 66,666,666 shares of the Company’s common stock in accordance with the terms of the Note.

On July 6, 2008, the Company’s Board of Directors unanimously approved, subject to stockholder approval, a grant of authority to our Board of Directors to reverse split our outstanding capital stock for a total ratio of up to 200 to 1, as determined at a later date in the discretion of the Board of Directors. On July 7, 2008, holders of a majority of the outstanding shares of voting capital stock executed a written stockholder consent approving the action of the Board of Directors. The Company anticipates that the reverse stock split will become effective on or about August 7, 2008.

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

Our Business

On August 1, 2007, we acquired iBeam Solutions, LLC (“iBeam”) for $1 million in restricted common stock and debt in the company. iBeam, founded in 2000 and based in Canal Winchester, Ohio, is a comprehensive provider of technology solutions to businesses and was originally acquired to compliment our language interpretation business. With the sale of Language Access Network, LLC along with our language interpretation business to Interim Support, LLC, we have determined to pursue the business of iBeam, our wholly-owned subsidiary, as our primary line of business. Our business, through iBeam, is to sell brand-name information technology (“IT”) hardware, software, and services specifically for large enterprises, small- to medium-sized businesses (“SMB”), and public sector institutions in the United States and abroad.

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

Sales will be affected by current economic conditions.  We are hopeful the release of new software by vendors, more wireless communications, and continued demand for web based systems all will positively effect growth in 2008.In order to offset unfavorable market conditions, we have recently reversed split our outstanding shares of common stock on the basis of 200 to 1 to make financing possibilities more attractive to potential investors. We hope to implement our business plan with a combination of sales and equity financing in the next 12 months.

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

Results of Operations for the three and six months Ended June 30, 2008 and 2007

Assets. Our total assets as of June 30, 2008 were $387,429. Our total assets include our current assets of $71,956, fixed assets of $45,748 and other assets of $269,725. Our current assets consist of cash and equivalents in the amount of $17,129, accounts receivables from our operating subsidiary iBeam in the amount of $26,510, and other current assets consisting of prepaid expenses in the amount of $28,317.  Our fixed assets consisted of office equipment in the net amount of $45,748.  Our other assets consist of net assets of discontinued operations of Language Access Network, LLC of $0 and goodwill of $269,725 that were sold to Interim Support, LLC.

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

Our total liabilities as of June 30, 2008 were $2,028,325, consisting entirely of current liabilities. Our current liabilities as of June 30, 2008 consisted of accounts payable in the amount of $978,437, related party payables in the amount of $808,098, notes payable in the amount of $68,796 and other current liabilities consisting of deferred income in the amount of $172,994.

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

Sales. Sales consist of revenues generated from iBeam, our operating subsidiary. We reported sales of $318,538 for the three months ended June 30, 2008, compared with revenue of $0 for the same period ended June 30, 2007. We reported sales of $665,119 for the six months ended June 30, 2008, compared with revenue of $0 for the same period ended June 30, 2007. This increase in both periods is a result the acquisition of iBeam and the revenues generated by that operating subsidiary, which was not part of our business in the prior periods. Our cost of goods sold for the three months ended June 30, 2008 was $197,272 resulting in gross profits of $121,266. Our cost of goods sold for the six months ended June 30, 2008 was $428,343 resulting in gross profits of $236,776. We did not have any cost of revenues for the three and six months ended June 30, 2007.

Operating Expenses. Our operating expenses decreased by $116,137 to $212,827 for the three months ended June 30, 2008, compared to $328,964 for the same reporting period ended June 30, 2007. Our operating expenses decreased by $506,892 to $368,277 for the six months ended June 30, 2008, compared to $875,169 for the same reporting period ended June 30, 2007. The decrease in expenses was largely attributable to a decrease in options granted to our executive officers offset by increased expenses for the three and six months ended June 30, 2008 for selling, general and administrative expenses.

Other Expenses. We recorded interest expenses of $175,779 for the three ended June 30, 2008, compared with $192,874 for the three months ended June 30, 2007. We recorded interest expenses of $223,997 for the six months ended June 30, 2008, compared with $261,116 for the six months ended June 30, 2007.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a gain from discontinued operations of $599,571 for the six months ended June 30, 2008, compared to a loss from discontinued operations of $1,159,636 for the same period ended June 30, 2007.   The gain in the  six months ended June 30, 2008 compared with the loss in the  six months ended June 30, 2007 is attributable to the disposal of Language Access Network, LLC.

Net Income (Loss). We reported a net loss of $267,392 or $0.01 per share for the three months ended June 30, 2008 compared with a loss of $1,147,625 or $0.06 per share for the three months ended June 30, 2007.We reported a net income of $244,021 or $0.01 per share for the six months ended June 30, 2008 compared with a loss of $2,295,921 or $0.11 for the six months ended June 30, 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had total current assets of $71,956. As of June 30, 2008, we had total current liabilities of $2,028,325. We thus had a working capital deficit of $1,956,369 at June 30, 2008.

Net cash used provided by operating activities was $11,825 for the six months ended June 30, 2008 compared to net cash used in operating activities of $954,528 for the six months ended June 30, 2007. Net cash flow provided by investing activities amounted to $149 for the  six months ended June 30, 2008 compared to net cash used in investing activities of $217,235 for the six months ended June 30, 2007.  Net cash flow provided by financing activities amounted to $3,782 for the six months ended June 30, 2008, compared to net cash provided by financing activities of $1,254,485 for the same period ended June 30, 2007.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have not yet established an ongoing source of revenues sufficient to cover our operating costs and allow us to continue as a going concern.  Our ability to continue as a going concern is dependent on our obtaining adequate capital to fund operating losses until we become profitable.  If we are unable to obtain adequate capital, we could be forced to cease operations.

In order to continue as a going concern, we will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

There were various other accounting standards and interpretations issued during 2006 or to December 31, 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 6, 2008, Mr. Edward Panos, as sole owner and member of Panos Industries, LLC elected to convert $250,000 of the principal amount of his Convertible Promissory Note dated October 1, 2007, (the “Note”), along with all accrued interest into 66,666,000 shares of the Company’s common stock in accordance with the terms of the Note. The issuance of the shares of the Company’s common stock to Panos Industries, LLC and Mr. Edward Panos as sole owner and member of Panos Industries, LLC, is being made in reliance on the registration exemption provided by Section 4(2) of the Securities Exchange Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

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

LANGUAGE ACCESS NETWORK, INC.

Date:	August 19, 2008

By: /s/Eric Schmidt Eric Schmidt Title: Chief Executive Officer and Chief Financial Officer