Form 10-Q
period 2008-09-30
IB3 Networks, Inc.
filed 2008-11-14
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 000-52374

IB3 Networks, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	61-1433933
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10 South High Street, Canal Winchester, Ohio, 43110
(Address of principal executive offices)

(614) 833-9713 x235
(Issuer’s telephone number)
________________________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 24,436,491 common shares as of September 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of September 30, 2008 and December 31, 2007;
F-2	Statements of Operations for the three and nine months ended September 30, 2008 and 2007;
F-3	Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2006 to September 30, 2008
F-4	Statements of Cash Flows for the nine months ended September 30, 2008 and 2007;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets
Cash and equivalents	$4,565	$1,373
Accounts receivable, net	56,967	62,622
Other current assets	35,586	20,493
Total Current Assets	97,118	84,488

Fixed assets, net	41,747	56,811
Other Assets
Net assets of discontinued operations	-	511,480
Goodwill	269,725	269,725
Total Other Assets	269,725	781,205

Total Assets	$408,590	$922,504

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$915,357	$916,642
Net liabilities of discontinued operations	-	999,551
Payable-related party	56,830	250,000
Notes payable	58,282	70,014
Other current liabilities	34,038	56,888
Total Current Liabilities	1,064,507	2,293,095
Long Term Liabilities
Convertible notes payable	-	863,076
Total Liabilities	1,064,507	3,156,171

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized,24,436,491 and 105,537 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	24,436	105
Additional paid-in capital	14,031,138	12,739,114
Accumulated deficit	(14,711,491)	(14,972,886)
Total stockholders' equity (deficit)	(655,917)	(2,233,667)

Total Liabilities and Stockholders' Equity (Deficit)	$408,590	$922,504

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Operations
(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007	For the Three Months Ended September 30, 2008	For the Three Months Ended September 30, 2007

Net Revenue	$986,990	$368,827	$321,871	$368,827
Cost of goods sold	609,414	246,402	181,071	246,402
Gross profit (loss)	377,576	122,425	140,800	122,425

Labor	-	-	-	-
Fair value of options granted	-	963,114	-	102,424
Depreciation and amortization	16,112	3,817	5,250	3,817
Selling, general and administrative	453,250	156,026	95,835	141,547
Total operating expenses	469,362	1,122,957	101,085	247,788
Operating Loss	(91,786)	(1,000,532)	39,715	(125,363)

Other Income and Expenses
Interest expense	(246,338)	(573,871)	(22,341)	(312,755)
Other income (expense)	(52)	-	-	-
Total other income and expenses	(246,390)	(573,871)	(22,341)	(312,755)
Net loss before income taxes	(338,176)	(1,574,403)	17,374	(438,118)
Income taxes	-	-	-	-
Discontinued Operations	599,571	(1,865,000)	-	(705,364)
Net Income (Loss)	$261,395	$(3,439,403)	$17,374	$(1,143,482)

Common shares outstanding - basic	6,239,377	102,912	12,345,655	98,448

Basic income (loss) per share	$0.04	$(33.42)	$0.00	$(11.62)

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Stockholders' Equity (Deficit)
(Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2006	100,163	$100	$10,350,416	$(10,446,468)	$(95,952)

Notes converted to common stock at $155.27 per share	3,056	3	474,497	--	474,500

Beneficial conversion feature	--	--	1,000,000	--	1,000,000

Fair value of stock options granted	--	--	1,025,268	--	1,025,268

Shares issued for cash at $698.63 per share	219	-	153,000	--	153,000

Shares issued for cash at $384.68 per share	1,644	2	632,417	--	632,419

Acquisition of subsidiary	456	-	(460,550)	--	(460,550)

Stock offering costs	--	--	(435,934)	--	(435,934)

Net loss	--	--	--	(4,526,418)	(4,526,418)

Balance, December 31, 2007	105,537	105	12,739,114	(14,972,886)	(2,233,667)

Notes converted to common stock at $1.45 per share	55,125	55	79,945	--	80,000

Notes converted to common stock at $0.80 per share	333,280	333	268,417	--	268,750

Shares issued for cash at $0.001 per share	5,300,000	5,300	-	--	5,300

Notes converted to common stock at $1.45 per share	18,642,549	18,643	943,662	--	962,305

Net income	--	--	--	261,395	261,395

Balance, September 30, 2008	24,436,491	$24,436	$14,031,138	$(14,711,491)	$(655,917)

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended September 30, 2008	For the Nine Months Ended September 30, 2007
OPERATING ACTIVITIES:
Net income (loss)	$261,395	$(3,439,405)
Discontinued operations	(488,071)	-
Add back non-cash items:
Depreciation	16,112	58,346
Loss on sale of assets	52	-
Amortization of discount on convertible debt	-	659,291
Fair value of stock options granted	-	962,614
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts receivable	5,655	(112,047)
Change in other assets	(15,093)	33,031
Change in accounts payable	248,524	657,865
Change in other liabilities	(22,850)	78,031
Net cash used in operating activities	5,724	(1,102,274)

INVESTING ACTIVITIES:
Sale of fixed assets	149	-
Purchase of fixed assets	(1,249)	(345,136)
Net cash used in investing activities	(1,100)	(345,136)

FINANCING ACTIVITIES:
Cash proceeds from common stock issued	5,300	785,419
Cash proceeds from notes payable	5,000	1,000,000
Stock offering costs paid	-	(435,934)
Repayment of notes payable	(11,732)	-
Net cash provided by financing activities	(1,432)	1,349,485

Net decrease in cash and cash equivalents	3,192	(97,925)
Cash and cash equivalents at beginning of the year	1,373	172,737
Cash and cash equivalents at end of the year	$4,565	$74,812

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$48,359	$6,010
Cash paid during the year for income tax	$-	$-

Non cash financing activities
Common stock issued for convertible debt and accrued interest	$348,750	$474,500
Common stock issued and debt assumed for subsidiary	$-	$1,000,000

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the period ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Notes to the Financial Statements

NOTE 3 – SIGNIFICANT EVENTS

Effective June 6, 2008, Mr. Edward Panos, as sole owner and member of Panos Industries, LLC elected to convert $250,000 of the principal amount of his Convertible Promissory Note dated October 1, 2007, along with all accrued interest into 333,333 shares of the Company’s common stock in accordance with the terms of the Note.

On July 6, 2008, the Company’s Board of Directors unanimously approved, subject to stockholder approval, a grant of authority to our Board of Directors to reverse split our outstanding capital stock for a total ratio of up to 200 to 1, as determined at a later date in the discretion of the Board of Directors. On July 7, 2008, holders of a majority of the outstanding shares of voting capital stock executed a written stockholder consent approving the action of the Board of Directors. The Company’s financial statements have been restated to reflect the reverse stock split on a retroactive basis.

Effective August 27, 2008, Mr. Edward Panos and Panos Industries, LLC, controlled by Mr. Panos, elected to convert $962,305.04 worth of principal and accrued interest due on his Convertible Promissory Notes (the “Notes”) into 18,642,549 shares of the Company's common stock in accordance with the terms of the Notes.

The Company opened an offering on August 11, 2008, and it concluded September 23, 2008. The Company sold 5,300,000 shares of common stock for total proceeds of $5,300. This offering is exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.

On September 25, 2008, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Language Access Network, Inc.) would merge with its wholly-owned subsidiary, IB3 Networks, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger became effective as of September 25, 2008,

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

Overview

Through our wholly-owned subsidiary, iBeam Solutions, LLC (“iBeam”), we are engaged in the business of selling brand-name IT hardware and software (our “Products”), and consulting, managed services and hosting services (our “Services”) specifically for large enterprises, small- to medium-sized businesses (“SMB”), and public sector institutions in the United States and abroad. Our Products and Services are intended to enable companies of all sizes to understand, manage, and leverage technology efficiently and effectively, allowing them to focus on their core business activities without the diversion of time and finances that can result from an absence of technical proficiency and guidance.

We realize revenues through the sale of hardware and software, by charging clients for our IT consulting services and managed services, and through fees collected for hosting client technoloogy needs in our Tier 4 data center. We intend to grow over the next twelve months through an expansion of our client base, and by the acquisition of other companies engaged in similar or complementary businesses. We feel that by focusing on our role as trusted advisors, we can provide the best value to our clients while generating business for our technology sales. This will allow us to help accelerate attainment of our clients’ business objectives, expand the range of products and services we sell to each of our current clients, and attract new clients.

Our offices are located at 10 South High Street Canal Winchester, Ohio 43110. Our telephone number is (614) 833-9713.

Plan of Operation in the Next Twelve Months

iBeam

We hope to update and commercialize some of our software packages including iMailerExpress email list management software.  We also see a growing demand for staff augmentation services and long term project related consulting, so much of our focus will be toward growing this practice area.  We also see hosting and virtual IT growing and making technology as ubiquitous as electricity, and will focus quite a bit on our data center and virtual technology infrastructure.

Sales will be affected by current economic conditions.  We are hopeful the release of new software by vendors, more wireless communications, virtual computing and continued demand for web based systems all will positively affect growth in 2008. In order to offset unfavorable market conditions, we have recently reversed split our outstanding shares of common stock on the basis of 200 to 1 to make financing possibilities more attractive to potential investors. We hope to implement our business plan with a combination of sales and equity financing in the next 12 months.

Hosted services are also in their infancy and projected to increase as businesses return to their core competencies and outsource more and more of their commodity IT services.  We believe that software as a service, like using hosted Microsoft Exchange versus having your own server, will drive more opportunities to companies like iBeam that have built their infrastructure in advance of this and are prepared to handle the business.  We are also seeing a growing demand for interactive web sites versus static informational sites of the past, so we project our web design area will also increase business in the next twelve months.

Acquisition Plans

On September 25, 2008, we changed our name from Language Access Network, Inc. to IB3 Networks, Inc.  This name change was undertaken to coincide with the current direction of our company. We have sold our language interpretation business and now operate through iBeam, our wholly owned subsidiary.  In line with our name change, we intend to conduct an active acquisition program, and will consider select acquisitions on a case-by-case basis. We have some possible acquisitions under consideration, although we have not developed a valuation model or a standardized transaction structure to use. Instead, we anticipate considering each acquisition on a case-by-case basis. We seek acquisition candidates that have technology and business ideas that conform to our current line of business. However, we expect that the purchase price for an acquisition candidate, if any, will be based on quantitative factors, including historical revenues, profitability, financial condition, contract backlog, and our qualitative evaluation of the candidate's management team, operational compatibility, future prospects and customer base.

Acquisitions involve a number of risks, including adverse effects on our reported operating results from increases in acquired in-process technology, stock compensation expense and increased compensation expenses resulting from newly hired employees, the diversion of management attention, risks associated with the subsequent integration of acquired businesses, potential disputes with the sellers of one or more acquired entities and the failure to retain key acquired personnel. Customer satisfaction or performance problems with an acquired firm also materially and adversely affect the reputation of our company as a whole, and any acquired company could significantly fail to meet our expectations. Due to all of the foregoing, any individual future acquisition may materially and adversely affect our business, results of operations, financial condition and cash flows. If we issue common stock in full or partial consideration of any future acquisitions, there will be ownership dilution to existing shareholders. In addition, to the extent we choose to pay cash consideration in such acquisitions, we may be required to obtain additional financing and there can be no assurance that such financing will be available on favorable terms, if at all.

As of the date of this report, we have not entered into any definitive acquisition agreements.  We are currently negotiating with several entities, but we cannot assure that any acquisition will meet our criteria or due diligence demands.

Results of Operations for the three and nine months Ended September 30, 2008 and 2007

Revenues. Revenues are generated through sales. We reported sales of $321,871 for the three months ended September 30, 2008, compared with revenue of $368,827 for the same period ended September 30, 2007. We reported sales of $986,990 for the nine months ended September 30, 2008, compared with revenue of $368,827 for the same period ended September 30, 2007. The increase in the nine-month period over the same period in the previous year is a result of iBeam Solutions not being acquired until August 1, 2007.  Our cost of goods sold for the three months ended September 30, 2008 was $181,071 resulting in gross profits of $140,800. Our cost of goods sold for the three months ended September 30, 2007 was $246,402 resulting in gross profits of $122,425. Our cost of goods sold for the nine months ended September 30, 2008 was $609,414 resulting in gross profits of $337,576. Our cost of goods sold for the nine months ended September 30, 2007 was $246,402 resulting in gross profits of $122,425.

Operating Expenses. Our operating expenses were $101,085 for the three months ended September 30, 2008, compared to $247,788 for the same reporting period ended September 30, 2007. Our operating expenses were $469,362 for the nine months ended September 30, 2008, compared to $1,122,957 for the same reporting period ended September 30, 2007. The decrease in expenses for the three and nine months ended September 30, 2008 was largely attributable to a decrease in options granted to our executive officers and our focus on profitability.

Other Expenses. We recorded interest and other expenses of $22,341 for the three ended September 30, 2008, compared with $312,755 for the three months ended September 30, 2007. We recorded interest expenses of $246,390 for the nine months ended September 30, 2008, compared with $573,871 for the nine months ended September 30, 2007.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a gain from discontinued operations of $0 for the three months ended September 30, 2008, compared to a loss from discontinued operations of $705,364 for the same period ended September 30, 2007. We recorded a gain from discontinued operations of $599,571 for the nine months ended September 30, 2008, compared to a loss from discontinued operations of $1,865,000 for the same period ended September 30, 2007. The gain in the periods ended September 30, 2008 compared with the loss in the periods ended September 30, 2007 is attributable to the disposal of Language Access Network, LLC.

Net Income (Loss). We reported a net income of $17,374 or $0.00 per share for the three months ended September 30, 2008 compared with a loss of $1,143,482 or $11.62 per share for the three months ended September 30, 2007.We reported a net income of $261,395 or $0.04 per share for the nine months ended September 30, 2008 compared with a loss of $3,439,403 or $33.42 per share for the nine months ended September 30, 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had total current assets of $97,118. As of September 30, 2008, we had total current liabilities of $1,064,507. We thus had a working capital deficit of $967,389 at September 30, 2008.

Net cash used by operating activities was $5,724 for the nine months ended September 30, 2008 compared to net cash used in operating activities of $1,102,274 for the nine months ended September 30, 2007. Net cash used in investing activities amounted to $1,100 for the nine months ended September 30, 2008 compared to net cash used in investing activities of $345,136 for the nine months ended September 30, 2007.  Net cash flow used by financing activities amounted to $1,432 for the nine months ended September 30, 2008, compared to net cash provided by financing activities of $1,349,485 for the same period ended September 30, 2007.

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

In order to continue as a going concern, we will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that we will be successful in accomplishing any of our plans.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off Balance Sheet Arrangements

As of September 30, 2008, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On October 24, 2008, we filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 80,000 shares under a consulting agreement.  We will receive no proceeds in connection with this offering.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2008.

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

IB3 NETWORKS, INC.

Date:	November 14, 2008
By: /s/ Eric Schmidt Eric Schmidt Title: Chief Executive Officer and Chief Financial Officer