Form 10-K
period 2008-12-31
IB3 Networks, Inc.
filed 2009-04-15
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-52374

IB3 Networks, Inc.
(Exact name of registrant as specified in its charter)

Nevada	61-1433933
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 South High Street, Canal Winchester, OH	43110
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 614.833.9713 x235

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $15,774

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  24,436,709 as of January 6, 2009.

 PART I

Item 1.   Business

Company Overview

We were originally incorporated as Global Institute for Gaming Innovation, Inc. in the state of Nevada on December 31, 2002. We later changed our name to Language Access Network, Inc. and engaged the business of selling language interpretation products and services. On August 1, 2007, we acquired iBeam Solutions, LLC (“iBeam”) and began to conduct computer-related business through iBeam. We sold our language interpretation business in January, 2008. On September 23, 2008, we changed our name to IB3 Networks, Inc. On December 10, 2008, we acquired NYC Mags, Inc. (“NYC Mags”) through an Agreement and Plan of Merger. We are currently engaged in the businesses of our wholly-owned subsidiaries, iBeam Solutions and NYC Mags. Through iBeam Solutions, a Microsoft Gold Certified Partner, we are engaged in delivering a variety of IT related solutions including scalable hosting solutions, managed hosting, dedicated hosting and Co-location, IT infrastructure, virtual help desk, managed services, staff augmentation, design and implementation of networks, security and Internet monitoring, technical support, web development, application development, database development and support,  and wireless solutions.  We are also a Cisco Certified Select Partner, and are authorized resellers of most IT related hardware and software, including Dell, APC, IBM, HP, 3COM, and many others.  Through NYC Mags, we are engaged in the development, promotion, and operation of our online dating social community MadisonAvenueMatch.com.

Our principal executive offices are located at 10 South High Street, Canal Winchester, OH 43110. Our telephone number is (614) 833-9713.

Eric Schmidt is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

iBeam Solutions

Through our wholly-owned subsidiary, iBeam, we are engaged in delivering a variety of IT related solutions including scalable hosting solutions, managed hosting, dedicated hosting and Co-location, IT infrastructure, virtual help desk, managed services, staff augmentation, design and implementation of networks, security and Internet monitoring, technical support, web development, application development, database development and support,  and wireless solutions.  We are also a Cisco Certified Select Partner and are authorized resellers of most IT-related hardware and software including Dell, APC, IBM, HP, 3COM and many others.  We serve businesses of all sizes including large enterprises, small-to medium-sized businesses (“SMB”), and public sector institutions in the United States and abroad. Our Products and Services are intended to enable companies of all sizes to understand, manage, and leverage technology efficiently and effectively, allowing them to focus on their core business activities without the diversion of time and finances that can result from an absence of technical proficiency and guidance.

We realize revenues through the sale of hardware and software, by charging clients for our IT consulting services and managed services, and through fees collected for hosting client technology needs in our Tier 4 data center. We intend to grow over the next twelve months through an expansion of our client base, and by the acquisition of other companies engaged in similar or complementary businesses. We feel that by focusing on our role as trusted advisors, we can provide the best value to our clients while generating business for our technology sales. This allows us to help accelerate attainment of our clients’ business objectives, expand the range of products and services we sell to each of our current clients, and attract new clients.

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

Manufacturers warrant most of the products we market, and it is our policy to request that clients return their defective products directly to the manufacturer for warranty service. This allows us to avoid most returns and the expensive restocking fees and other associated costs. On selected products, or for selected clients, we may accept returns directly from the client and then either credit the client or ship a replacement product. We generally require clients to pay for hardware and software at the time of purchase to avoid accumulating large accounts receivable and the potential default risks associated with extending short term credit.

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

Consulting Services

We are focused on understanding clients’ business needs through disciplined account planning, data mining, and on-going research. By understanding the businesses of our clients, we are able to provide consulting services and recommend specific technology solutions to problems that clients are experiencing or may soon be experiencing. Our policy is to provide the best solution at the best price possible, for it is our clients’ trust in our consulting services that drives our continued retention as consultants, as well as hardware and software sales.

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

Information Technology Systems Services

Our own IT systems are at the center of our technology-based operations. To further facilitate our business, we have implemented Alert, a software program from Field Point Software to manage and improve our workflow by allowing clients to access and schedule our technical services directly via the Internet. We are in the process of introducing an increasing number of our clients to this software in order to streamline their businesses as well as ours.

We also host internet sites, systems, and data for customers at our Tier4, N+1 data center in Columbus, Ohio. We are able to host internet sites whether they have been designed by us, our clients, or third party developers retained by us for that purpose. We can also provide off-site backup or entire network systems for our clients at our data center. Additionally, we provide related services to support the sites, systems, and data housed here.

Subsequent to the end of the reporting period, on February 10, 2009, we expanded our capacity to host internet sites, systems, and data for our customers by leasing and agreeing to operate a 5,000 square foot Tier4, N+1 data center in downtown Columbus, OH. As part of this expansion, we entered into a sublease agreement with Data Center 101, LLC whereby we have subleased the 5,000 square foot facility with an option to acquire an additional 5,000 square feet.

We feel that virtualization and green technology are a large part of the future of IT.  We have implemented virtual servers in our data center, and have began virtualization of desktops to allow customers to use their programs and data from anywhere in the world via virtual desktops. We anticipate that this initiative will hit its stride in 2009 and could lead to additional growth.

NYC Mags, Inc.

Through our wholly-owned subsidiary, NYC Mags, we are currently engaged in the business of developing, promoting, and operating our online website, www.MadisonAvenueMatch.com. Our Site will be a social networking site designed to help single professionals in New York meet other local single professionals and upwardly mobile individuals for dating, romance, and possible marriage. In addition to the Site itself, we intend to sell a discount card entitled Madison Avenue Match Black Card to afford our premium paid members access to our concierge service that provides discounts at restaurants, Broadway show specials, travel, salons, and at other participating business and also offer these premium members access to our hosted and sponsored social events designed to bring single professionals together in a comfortable social setting. We are also donating a portion of our profits derived by paid membership to a selected and featured charity such as Operation Smile – saving children “One Smile at a Time.” We hope to launch our Site by May 31, 2009.

We have engaged iBeam’s in-house internet experts to work closely with NYC Mags’s President, Michael Jacobson, to develop the Site to Mr. Jacobson’s specifications. Mr. Jacobson is currently in the process of outlining the Site structure and features. However, we expect that the Site will include the following features: profile setup wizard, profile search according to a wide variety of characteristics, text chat, audio chat, video chat, proprietary email, black card members’ events, concierge service, account setup, and event notifications.

Competition

iBeam Solutions

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

NYC Mags, Inc.

We compete with a number of established social networking and singles web sites. These companies enjoy brand recognition which exceeds that of our brand name. Many have significantly greater financial, distribution, advertising, and marketing resources than we do, including:

•
eHarmony.com - eHarmony is an online relationship service. eHarmony matches men and women with compatible singles of the opposite sex, taking into consideration what it considers key dimensions of personality. In addition to singles matching, eHarmony operates eHarmony Labs, a relationship research facility, and publishes eHarmony Advice, a growing relationship advice site. eHarmony launched its matching service for singles in 2000. Since then, the company has had about 20 million members. As of 2008, about 15,000 people take the eHarmony questionnaire each day. After finding a match on eHarmony, Harris Interactive reports that an average of 236 eHarmony members marry every day.

•
Match.com - Match.com is an online dating service. The company reportedly has more than 15 million members and Web sites serving 37 countries in more than 12 different languages. Its headquarters are in Dallas, Texas and the company also has offices in London, Paris, Tokyo, Beijing, Munich, Stockholm, and Madrid. Match.com is owned by IAC/InterActiveCorp and employs more than 340 people worldwide. Match.com's nearly $350 million in revenue and 1.35 million paying subscribers place it atop the industry.

•
Spark Networks, Inc. is the public parent company of Jdate, American Singles, Latin Singles Connection, Catholic Mingle, Black Singles, Christian Mingle, and other niche internet dating Sites. They generated $14 million in revenue in the third quarter of 2008, resulting in Net Income of $1.7 million for the quarter.

We compete primarily on the basis of quality, brand name recognition, and price. We believe that our success will depend upon our ability to remain competitive, and that our local focus and promotional events will be key to our competitiveness in this industry. The failure to compete successfully in the future could result in a material deterioration of customer loyalty and our image and could have a material adverse effect on our business.

Intellectual Property

We do not maintain a traditional research and development group in either of our subsidiaries, but we do develop and seek to protect a range of intellectual property, which may include trademarks, service marks, copyrights, domain name rights, trade dress, trade secrets, applications we develop, and similar intellectual property. We rely on applicable statutes and common law rights, trade-secret protection and confidentiality and license agreements, as applicable, with teammates, clients, partners, and others to protect our intellectual property rights. We have registered a number of domain names, and our principal trademark is a registered mark. We have also applied for registration of other marks, in the U.S. and in select international jurisdictions, and from time to time, we may file patent applications. We may also license certain of our proprietary intellectual property rights to third parties. We believe our trademarks and service marks, in particular, have significant value and we continue to invest in the promotion of our trademarks and service marks and in our protection of them.  We also have created programs that we lease the use of to others, such as iMailer, which is a significant asset to this company (through iBeam).

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

While there can be no assurance that registered trademarks or copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

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

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the IT hardware, software and services industry or the online dating industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our Products and provide our Services, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development, manufacture, sale, and delivery of our Products and Services are not subject to special regulatory and/or supervisory requirements.

Employees

Our employees include our officers, directors, and Professional Services Staff.  Eric Schmidt is our President, Julia Cooper is our Vice President of Sales and Operations, and Trenton Argobright is our Chief Technology Officer (CTO). We intend to expand our current management to retain skilled directors, officers, and employees with experience relevant to our business focus. Obtaining the assistance of individuals with and in-depth knowledge of operations and markets will allow us to build market share more effectively. Our future success will be largely dependent on the efforts of key management personnel and certified staff. The loss of one or more of these leaders could have a material adverse effect on our business, results of operations and financial condition. We cannot offer assurance that we will be able to continue to attract or retain highly qualified executive personnel or that any such executive personnel will be able to increase stockholder value. We also believe that our future success will be largely dependent on our continued ability to attract and retain highly qualified management, sales, service and technical personnel, but we cannot offer assurance that we will be able to attract and retain such personnel. Increase in tenure is important to our business. Our statistics show that staff productivity increases with experience, stabilizing our relationships with our clients over time and solidifying our role as a trusted advisor. Our inability to retain such personnel or to train them either rapidly enough to meet our expanding needs or in an effective manner for quickly changing market conditions could cause a decrease in the overall quality and efficiency of our staff, which could have a material adverse effect on our business, results of operations, and financial condition.

We believe our personnel are the foundation of the iBeam experience. Accordingly, we focus on knowledge development to promote personnel satisfaction, build our personnel skill sets and motivate our people to ensure client satisfaction.  We believe our Professional Services Staff relations are in good standing. Our staff is not represented by any labor union, and we have not experienced any work stoppages. We have invested in our staff’s future and our future through an ongoing program of internal and external training. Training programs include new hire orientation, technical training, specific product training, and ongoing staff certification programs. We emphasize on-the-job training. Many of our staff carries Microsoft, Cisco and other vendor specific certifications that make up a part of our overall partnership and certification qualifications.

Currently NYC Mags’s President, Michael Jacobson, is its only employee. His knowledge, contacts, and business experience are vital to the success of this subsidiary. We expect that he will hire additional personnel as necessary. However, we currently plan to rely on Mr. Jacobson, iBeam, and other contract employees and businesses to conduct the business of NYC Mags.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We conduct our operations through our wholly-owned subsidiaries, iBeam Solutions and NYC Mags.

Item 1A  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 1B  Unresolved Staff Comments

None.

Item 2.   Properties

Our principal executive offices are located at 10 South High Street, Canal Winchester, OH 43110. We lease office space on a month to month basis from PEBCO Partners LLC for $3,960 per month.  We also lease data center space for $2,600 per month from Your Colo LLC, we lease a 2005 Chevrolet Astro Van for work purposes from GMAC, and we own equipment associated with our hosting services including 3 web servers, a Barracuda Spam Filter, SQL servers, AIT Backup Array, DNS servers, redundant Cisco switches and firewalls, and mail servers worth approximately $40,000. Subsequent to the end of the reporting period, on February 10, 2009, iBeam entered into a sublease agreement with Data Center 101, LLC, for 5,000 square feet located at 101 East Town Street, Columbus, Ohio 43215. The sublease provides the following:

▪	There is a security deposit of $40,000.

▪	The following is the annual base rent for years one through ten of the sublease: $360,000, $660,000, $756,300, $778,989, $802,358.67, $826,429.43, $851,222.31, $876,758.98, $903,061.75 and $930153.60.

▪
The base rent shall be increased by 1) iBeam’s share of Data’s Additional Rent, 2) Percentage Rent 3) Third Floor CAM charges and 4) beginning with the third year of the lease, Customer Recurring Revenue Baseline.   It is estimated that the Additional Rent for 2009 will be $1.22 per square foot.  Third floor CAM charges are also estimated at $1.22 per square foot. The Customer Recurring Revenue Baseline rent is contingent on third party revenue streams, but shall not exceed $6,375 per month.  The percentage rent will be an amount equal to 4% of iBeam’s gross revenue.

▪	The base rent shall be decreased by the rent credit received by Yourcolor, LLC, which as of the date of the lease agreement is $3,850.00.

▪
The sublease has two five year options.  Each option shall be exercisable by iBeam giving notice 180 days prior to the expiration of its current rental term.  The base rent in each option year shall increase 3% annually from the prior year.

▪
Data Center has leased additional space in the premises beyond the portion that it leased to iBeam.  If Data Center receives an offer to sublease any portion of the additional space that it has a right to lease, then iBeam possesses a right of first refusal with respect to all or any part of the remainder of the building during the term of the sublease.

The leased premises currently has some tenants.  Data Center executed lease agreements and service contracts (the “Lease Agreements” and “Service Contracts” respectively) with these tenants.  On February 10, 2009, Data Center assigned to iBeam the Lease Agreements and Service Contracts.  The sublease provides that the current revenue generated by these Lease Agreements and Service Contracts is $34,000.

iBeam Solutions also owns some office furniture, and other equipment consistent with a professional consulting business in the technology sector.

NYC Mags’s executive offices are located at 10 South High Street, Canal Winchester, OH 43110, and their operations office is located at 217 Broadway, Suite 412, New York, NY 10007. We pay $500 per month for the space, which expires at the end of October, 2009. We anticipate exercising our option to extend the lease for an additional year with the same terms.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “IBNW.OB”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2008
Quarter Ended	High $	Low $
March 31, 2008	0.11	0.008
June 30, 2008	0.02	0.002
September 30, 2008	0.6	0.002
December 31, 2008	1	0.20

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0	0
June 30, 2007	0	0
September 30, 2007	0	0
December 31, 2007	0.56	0

On March 11, 2009, the last sales price per share of our common stock was $0.05 per share.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of January 6, 2009, we had 24,436,709 shares of our common stock issued and outstanding, held by 266 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends. We do not anticipate that the board of directors will declare dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time.

Securities Authorized for Issuance under Equity Compensation Plans

We have no outstanding options or warrants under any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the years ended December 31, 2008 and 2007

Revenues. Revenues are generated through sales. We reported revenues of $1,205,469 for the year ended December 31, 2008, compared with revenues of $936,476 for the year ended December 31, 2007. The increase in revenue is the result of refining our internal processes and an increased need for our services as businesses outsource technology needs to enhance their balance sheets. Our cost of goods sold for the year ended December 31, 2008 was $739,888, resulting in gross profits of $465,581 or 38.6% of sales. Our cost of goods sold for the year ended December 31, 2007 was $651,456 resulting in gross profits of $285,020 30.4% of sales. We improved our gross profit percentage by increasing the fees we charged for our services. We expect our revenues to increase in 2009 as a result of our sub lease of the data center in Columbus, Ohio.

Operating Expenses. Our operating expenses were $635,657 for the year ended December 31, 2008, compared to $1,556,178 for the year ended December 31, 2007. The decrease in expenses for the year ended December 31, 2008 was largely attributable to a decrease in options granted to our executive officers and our focus on profitability. We recorded $1,025,268 for such options in 2007 compared to $0 in 2008. Our operating expenses will increase in 2009 due to the sub lease of the data center in Columbus, Ohio. We will pay $360,000 for the first year of this sub lease.

Other Expenses. We recorded interest expenses of $276,741 for the year ended December 31, 2008, compared with $772,550 for the year ended December 31, 2007. Our interest expense decreased because we converted the majority of our convertible notes payable to common stock in 2008. We expect that our interest expense will decrease even further in 2009.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a gain from discontinued operations of $488,071 for the year ended December 31, 2008, compared to a loss from discontinued operations of $2,482,710 for the year ended December 31, 2007. The gain from discontinued operations in 2008 was the result of the assumption of debts by the buyers of Language Access Network LLC.

Net Income (Loss). We reported a net loss from continuing operations of $446,774 for the year ended December 31, 2008 compared with a loss of $2,043,708 for the year ended December 31, 2007. Included in the net loss from continuing operations for 2008 and 2007 was the $201,519 and $1,834,559 for the value of options and the value of the conversion feature of the convertible debt, respectively. Excluding these non cash expenses we would have reported a net loss from continuing operations of $245,255 and $209,149, respectively. Including discontinued operations we reported a net income of $41,297 for the year ended December 31, 2008 compared with a loss of $4,526,418 for the year ended December 31, 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $64,275. As of December 31, 2008, we had total current liabilities of $1,134,046. We thus had a working capital deficit of $1,069,771 at December 31, 2008.

Net cash used by operating activities was $121,562 for the year ended December 31, 2008 compared to net cash used in operating activities of $1,351,557 for the year ended December 31, 2007. Net cash used in investing activities amounted to $1,049 for the year ended December 31, 2008 compared to net cash used in investing activities of $345,136 for the year ended December 31, 2007.  Net cash flow provided by financing activities amounted to $134,238 for the year ended December 31, 2008, compared to net cash provided by financing activities of $1,525,329 for the year ended December 31, 2007.

We have issued convertible notes payable at December 31, 2008 in the face amount of $100,000.  This note incurs interest at the rate of 10% per annum and matures on February 6, 2011, three years after issuance and may be converted by the holder at anytime within the first eighteen (18) months at the rates of $0.75 per share.  Total interest accrued on convertible notes at December 31, 2008 was $8,904.  During the year 2008, convertible notes and accrued interest in the amount of $1,311,055 were converted to common stock at an average of $0.07 per share for a total of 19,030,954 shares.  We recorded $3,540 for the value of the conversion feature attached to the notes issued during 2008.

We had cash on hand of $13,000 at December 31, 2008 which we do not believe will be sufficient to meet our operating needs for the next twelve months. We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

Going Concern

As shown in the accompanying financial statements, we realized net income of $44,837 in the fiscal year ending December 31, 2008.  As of December 31, 2008 we had an accumulated deficit of $14,931,589.  During the year ended December, 31 2007 we incurred a net loss of $4,526,418.  The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities. Management has plans to seek additional capital through a private placement and public offering of our common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Off Balance Sheet Arrangements

As of December 31, 2008, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending December 31, 2008.

Item 9A(T).  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financing Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B.   Other Information

On March 30, 2009, the board of directors appointed Ms. Julia Cooper to act as our Vice President of Sales and Operations and Trenton Argobright to act as our Chief Technology Officer.

Trenton J Argobright serves as the company’s Chief Technical Officer.  He brings over 10 years of IT networking and infrastructure experience.  He holds numerous Cisco and Microsoft certifications, as well as has expertise with Linux, VMWare, 3COM, Nortel, Extreme and Foundry Networks solutions.  Security Solutions and Network Design are the areas that Mr. Argobright focuses a great deal of his training and research on, while also working with Routing and Switching, Telephony and VoIP, Disaster Recovery and Data Center solutions.  He is originally from Canal Winchester, Ohio and is a graduate of St. Charles Preparatory in Columbus, Ohio.  He has taken courses from Microsoft and Cisco, and studied at The Ohio State University and The United States Military Academy at West Point.

Julia Cooper is Vice President of Sales and Operations for iBeam Solutions, a division of iB3 Networks, Inc. Julia has been in the computing and technology industry since 1995 and brings over 14 years of proven experience in strategic market planning, new market penetration, exceptional consultative positioning and client relations, project management, business operations and team leadership. Prior to her career at iBeam Solutions, Julia was the Director of Sales and Marketing for a technology company in central Ohio for 8 years. Earlier, she was the President/Owner of a computer training company that focused on early childhood education. She has been living in the Lancaster area for 12 years. Over the years she has served as a Rotary member and Chairman of multiple committees, Small Business and Technology Committees for Lancaster-Fairfield Chamber of Commerce, Pickerington Chamber of Commerce and Canal Winchester Chamber of Commerce.

There are no family relationships between Ms. Cooper or Mr. Argobright and any of our directors or executive officers.

Neither has had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.  At this time, we do not have any employment agreement with either Ms. Cooper or Mr. Argobright.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the names of our directors and executive officers, their ages and present positions with us as of the date of this Annual Report.

Name	Age	Office(s) Held
Eric Schmidt	44	President, CEO and Director
Michael Jacobson	46	President of NYC Mags, our wholly-owned subsidiary and Director of our Company
Julia Cooper	40	VP of Sales and Operations
Trenton Argobright	28	Chief Technology Officer

Set forth below is a brief description of our current executive officers and directors. The background and business experience of Ms. Cooper or Mr. Argobright are contained in Part II, Item 9B. of this Annual Report.

Eric Schmidt is our President, Secretary, Treasurer, CEO, CFO and Director.  Mr. Schmidt has been in the computing and technology industry since 1982. Prior to co-founding iBeam Solutions, Mr. Schmidt was the Chief Information Officer for Bricker & Eckler LLP for over seven years. Over the years he served in the United States Marine Corps, two years in the healthcare industry and four years at The Ohio State University as a director of the largest College at The Ohio State University. Mr. Schmidt is originally from Lancaster, Ohio and is a graduate of Berne Union High School in Sugar Grove, Ohio. He attended college at Ohio University and Des Moines Area Community College in Des Moines, Iowa.  He is a board member for Get IT Green Ohio, an entity helping the IT industry understand green technology solutions and concerns; a 10-year member of the Central Ohio CIO Leadership Forum; and is also President and board member of MainStreet Canal Winchester, a national Main Street Community.

Eric has appeared in numerous case studies over the years including a Microsoft Advertorial that ran in 78 magazines around the globe, and a web site they wrote, www.howericdidit.com.  Eric speaks nationally on technology issues, and has received press in The Wall Street Journal, PC Week, Business First and many other publications.

Michael Jacobson has worked in online and traditional publishing for over 18 years. In 2002, he entered into a publishing agreement with Donald J. Trump & Trump Resorts and Casinos, through which he developed a branded Trump magazine. In 2004, Mr. Jacobson launched Trump Magazine nationally as the exclusive luxury-lifestyle publication of the Trump brand, and Mr. Jacobson served as both Publisher and Editor until 2007. Upon departing from Trump Magazine that is now published by Niche Media Holdings LLC in 2007, Mr. Jacobson created NYC Mags, and began development of the online dating site and brand www.madisonavenuematch.com. Additionally, Mr. Jacobson currently consults for DuPont Registry selling print media advertising and event sponsorships.

Prior to his work on Trump Magazine, Mr. Jacobson rose through the publishing ranks on the sales side of the industry working for The Village Voice newspaper (1989-90), as Sales Manager at the pre-Conde Nast incarnation of Details magazine (1991-93), as Vice President Sales and Promotions of Smoke Magazine, as New Business Director for both Brill’s Content and its web portal Contentville.com, as Advertising Director for the original American lad-mag Gear (2002), as Marketing Manger at AOL (1993), and at Lockwood (96-2001).

Directors

Our bylaws authorize no less than one (1) and no more than thirteen (13) directors.  We currently have two (2) directors on the board, Mr. Eric Schmidt, and Mr. Michael Jacobson.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

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

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2008, the board of directors:

•	Reviewed and discussed the audited financial statements with management, and

•	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2008 to be included in this Annual Report on Form 10-K and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2008, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Eric Schmidt, President	1	0	0
Michael Jacobson, President of NYC Mags	1	0	0
Julia Cooper, VP of Sales and Operations	0	0	1
Trenton Argobright, CTO	0	0	1
Michael Guirlinger, Former CEO	0	0	1
Andrew Panos, Former President	0	0	1
Laurence Sturtz, Former Chairman and Director	0	0	1
James Schilling, Former Director	0	0	1
Dr. John Perez, Former Director	0	0	1
Dr. Val Warhaft, Former Director	0	0	1
Dr. James Giner, Former Director	0	0	1
Steve Fellows, Former CFO	0	0	1
Risk Capital Management	0	0	1
Panos Industries, LLC	1	0	0

Code of Ethics

As of December 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for each of the last two completed fiscal years.

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Eric Schmidt, President of iBeam Solutions, and CEO of iB3 Network Inc.	2008 2007 2006	$23,807
Michael Guirlinger former CEO & COO	2008 2007 2006	$115,000 $72,916	- - -	- - -	- $358,002 -	- - -	- - -	- - -	$115,000 $430,918
Andrew Panos, former President	2008 2007 2006	$110,000 $90,500	- - -	- - -	- - $3,922,254	- - -	- - -	- - -	- $110,000 $4,012,754
Steven Fellows, former Treasurer and Chief Financial Officer	2008 2007 2006	- $16,000 $28,500	- - -	- - -	- - $16,048	- - -	- - -	- - -	- $16,000 $44,548

Narrative to Summary Compensation Table

Effective as of January 1, 2009, we entered into an employment agreement with our Chief Executive Officer, Eric Schmidt (“Schmidt”).  The employment agreement provides as follows:

▪
Schmidt will serve as CEO of iB3. While employed by iB3, Schmidt will devote his entire business time and energy to iB3and use his best efforts to promote the success of the iB3; except for such time as he dedicates to iBeam Solutions, LLC which is the wholly owned subsidiary of iB3;

▪
This employment agreement supplants the prior employment agreement between Schmidt and iBeam.  Upon the securing of $1,000,000 of financing, then all compensation due Schmidt under the previous employment agreement will be payable to Schmidt;

▪
Schmidt will receive 500,000, 250,000 and 250,000 shares of stock of iB3 for signing the employment agreement, for agreeing to remain as Chairman of the Board of iB3 and for past service as Chairman and CEO of iB3, respectively;

▪	Schmidt will receive a stock bonus if iB3for has a certain amount of gross revenue;

▪	Schmidt will have the option to purchase shares of stock of iB3 at $0.50 per share of iB3 stock at future dates if 1) iB3 has a certain gross revenue and/or 2) he is employed by iB3;

▪	Schmidt will be entitled to salary and other compensation of cash or shares of stock of iB3; and

▪
Schmidt can be terminated for any reason upon 30 days notice by either Schmidt or iB3. Upon termination of Schmidt employment, Schmidt will only be due Schmidt prorated salary for the month in questions and any other compensation which had been earned but not yet paid.

Effective December 10, 2008, NYC Mags entered into an employment agreement with Mr. Michael Jacobson (“Jacobson”) to serve as President of NYC Mags.  Pursuant to the terms and conditions of the employment agreement:

▪
Jacobson will serve as President of NYC Mags. While employed by NYC Mags, Jacobson will devote an appropriate amount of time and energy to NYC Mags and use his best efforts to promote the success of the NYC Mags;

▪
Jacobson will receive a stock bonus for meeting certain criteria, including if NYC Mags has a 1) a functioning website within a certain time frame, 2) the website has a certain amount of paying members within a certain time frame and/or 3) if the website generates a certain amount of gross revenue within a certain time frame;

▪	Jacobson will have the option to purchase our stock at $0.50 per share at future dates if 1) NYC Mags has a certain gross revenue and/or 2) Jacobson is employed by NYC Mags;

▪	Jacobson will be entitled to salary and other compensation of cash or shares of stock of our company;

▪	Jacobson will be reimbursed for certain business expenses by NYC Mags;

▪	Jacobson will have the right to an appointment as a director to the board of directors; and

▪
Jacobson can only be terminated for cause. Upon termination of Jacobson’s employment, Jacobson will only be due Jacobson’s prorated salary for the month in questions and any other compensation which had been earned but not yet paid.

On June 1, 2006, we entered into an employment agreement with Mr. Michael Guirlinger to serve as our Chief Executive Officer and Chief Operations Officer. We agreed to pay Mr. Guirlinger $10,417 per month and provide salary increases based on increases in our gross revenues starting January 31, 2007 capped at $225,000 during the first three-year term of the agreement. We also agreed to provide an annual bonus payment starting the year beginning January 31, 2007 based upon a percentage of earnings before interest expense, taxes, depreciation and amortization (EBITDA) not to exceed $187,500 per year. Mr. Guirlinger was also entitled to participate in any benefit plans, profit sharing, incentive compensation, 401K plans and pension and retirement benefits available to other officers of the company. As of January 16, 2008, Mr. Guirlinger resigned as an officer of our company.  All obligations for his employment agreement and severance have been assumed by Interim Support, LLC in connection with an Acquisition Agreement.  Mr. Guirlinger further agreed to forfeit all options held in our company.

As of January 16, 2008, Mr. Andrew Panos resigned as an officer and director of our company.  All obligations for his employment agreement and severance, if any, have been assumed by Interim Support, LLC in connection with an Acquisition Agreement.  Mr. Panos further agreed to forfeit all options held in our company.

On August 31, 2006 we granted Mr. Steven Fellows options to purchase 25,000 shares of common stock at the exercise price of $4.15 per share with an expiration date of August 31, 2011.  Mr. Fellows resigned as our CFO on August 13, 2007 and all 25,000 unexercised options were returned to the company option pool on November 14, 2007.

Outstanding Equity Awards

The table below sets forth information concerning unexercised options; stock that has not vested; and equity incentive plan awards for our named executive officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Eric Schmidt	-	-	-	-	-	-	-	-	-
Michael Guirlinger	0	0	0	0	0	0	0	0	0
Andrew Panos	0	0	0	0	0	0	0	0	0
Steve Fellows	0	0	0	0	0	0	0	0	0
Richard Fitzpatrick	0	0	0	0	0	0	0	0	0

Summary of Stock Awards

Set forth below is a summary of our stock awards to executive officers outstanding as of December 31, 2008, our latest fiscal year end.

STOCK AWARDS AT FISCAL YEAR END 2008
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Eric Schmidt	-	-	-
Michael Guirlinger	0	0	0
Andrew Panos	0	0	0
Steve Fellows	0	0	0
Richard Fitzpatrick	0	0	0

Compensation to Directors

The table below summarizes all compensation awarded to, earned by, or paid to our directors for our fiscal year ended December 31, 2008.

DIRECTOR COMPENSATION 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael Jacobson(1)	-	-	-	-	-	-	-
Laurence Sturtz(2)	0	0	0	0	0	0	0
Andrew Panos	0	0	0	0	0	0	0
James Schilling(3)	0	0	0	0	0	0	0
Dr. Jack Perez(4)	0	0	0	0	0	0	0
Dr. Val Warhaft(5)	0	0	0	0	0	0	0
Dr. James Ginter(6)	0	0	0	0	0	0	0

1.	Mr. Jacobson was appointed as a director of our Company on December 10, 2008. He is also the President of NYC Mags, Inc. our wholly-owned subsidiary. In connection with his service as President of NYC Mags, Inc. we entered into an Employment Agreement with him which is set forth in the section entitled Narrative to Summary Compensation Table.

2.
Mr. Laurence Sturtz was appointed as Chairman of the Board in May 1, 2006. As of January 16, 2008, Mr. Sturtz resigned as chairman and director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Mr. Sturtz further agreed to forfeit all options held in our company.

3.
As of December 19, 2007, Mr. James Schilling resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.

4.
As of January 16, 2008, Dr. Jack Perez resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Dr. Perez further agreed to forfeit all options held in our company.

5.
As of January 16, 2008, Dr. Val Warhaft resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Dr. Warhaft further agreed to forfeit all options held in our company.

6.
As of January 16, 2008, Dr. James Ginter resigned as a director of our company.  All obligations owed to him, if any, have been assumed by Interim Support, LLC in connection with the Acquisition Agreement.  Dr. Ginter further agreed to forfeit all options held in our company.

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended December 31, 2008.

We have no formal plan for compensating our directors for their services in their capacity as directors.  In the future we may grant options to our directors to purchase shares of common stock as determined by our Board of Directors or a compensation committee that may be established.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of iB3 Networks other than services ordinarily required of a director.  No director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 30, 2008, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 24,436,491 shares of common stock issued and outstanding on January 6, 2009.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as described in the footnotes to this table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock held by them.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class prior to offering(1)
Executive Officers & Directors:
Common	Eric Schmidt 10 S. High Street Canal-Winchester, OH 43110	1,186(2)	Less than 1%
Common	Michael Jacobson NYC Mags, Inc. 217 Broadway, Suite 412 New York, NY 10007	150,000(3)	Less than 1%
Total of All Directors and Executive Officers:		151,186	Less than 1%
More Than 5% Beneficial Owners:
Common	Panos Industries, LLC(4) 1350 E. Flamingo, #77 Las Vegas, NV 89119	18,840,844	76.8%

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

(2)
Mr. Schmidt will receive 500,000, 250,000 and 250,000 shares of stock of our company for signing the employment agreement, for agreeing to remain as Chairman of the Board of iB3 and for past service as Chairman and CEO of iB3, respectively.  These shares have not been issued as of January 6, 2009.

(3)	These shares were issued in connection with a merger agreement with NYC Mags, Inc. and Mr. Michael Jacobson

(4)
Included in the calculation of beneficial ownership for Mr. Edward Panos are 40 shares in his name, 18,839,804 shares of our common stock held by Panos Industries, LLC, 500 shares held in the name of his spouse, and 500 shares held in the name of his child..

Item 13.   Certain Relationships and Related Transactions, and Director Independence

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

(2) All liabilities associate with iBeam Solutions, LLC. believed to be approximately $800,000

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

Effective August 27, 2008, Mr. Edward Panos and Panos Industries, LLC, controlled by Mr. Panos, elected to convert $962,305.04 worth of principal and accrued interest due on his Convertible Promissory Notes (the “Notes”) into 18,642,549 shares of the Company's common stock in accordance with the terms of the Notes.  The principal amounts and dates of these Convertible Promissory Notes are as follows:

1/12/2005	$20,000.00
6/24/2005	$20,000.00
6/30/2005	$15,000.00
8/30/2005	$5,000.00
10/2/2005	$50,000.00
11/29/2005	$20,000.00
12/22/2005	$25,000.00
12/27/2005	$2,000.00
12/30/2005	$10,000.00
1/10/2006	$30,000.00
1/20/2006	$500.00
1/26/2006	$10,000.00
3/3/2006	$93,000.00
3/14/2006	$25,000.00
3/16/2006	$20,000.00
3/17/2006	$11,500.00
6/13/2006	$150,000.00
6/14/2006	$150,000.00
6/23/2006	$2,500.00
12/31/2006	$120,000.00

7.
Michael Jacobson: On December 10, 2008, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) by and between the Company and its wholly owned subsidiary, NYC Acquisition, Inc., a Nevada corporation (“Subsidiary”) on the one hand, and NYC Mags, Inc., a New York corporation (“NYC Mags”) and the sole shareholder of NYC Mags, Mr. Michael Jacobson (the “Shareholder”), on the other hand. Pursuant to the Merger Agreement, Subsidiary merged with NYC Mags, with NYC Mags surviving the merger and Subsidiary ceasing to exist (the “Merger”).

In addition, pursuant to the terms and conditions of the Merger Agreement:

▪	The Company became the holder of all of the issued and outstanding shares of capital stock of NYC Mags, resulting in a parent/subsidiary relationship between the Company and NYC Mags; and

▪	The Shareholder of NYC Mags converted his outstanding shares into the right to receive 150,000 shares of the Company’s common stock (the “Merger Shares”).

Employment Agreement

In December 2008, we entered into an employment agreement, which is more fully described in the section of this Annual Report titled “Narrative to Summary Compensation Table.”

Non-Competition and Non-Solicitation Agreement

Pursuant to the terms of the non-competition and non-solicitation agreement

▪
Shareholder shall not engage any in business that competes with the Company’s business in the United States of America during the two year period beginning with the execution of the non-competition and non-solicitation agreement.

▪
Shareholder will not solicit any employee, customer or potential customer of NYC Mags or its affiliates that Shareholder comes in contact with during two year period beginning with the execution of the non-competition and non-solicitation agreement for Shareholder or another person’s benefit.

A full copy of the above documents are found on Form 8-K filed by the Company on 12/11/08 with the Securities and Exchange Commission, and available upon request.

8.
Eric Schmidt: On January 1, 2008, we executed an Employment Agreement with Mr. Eric Schmidt, which is more fully described in the section of this Annual Report titled “Narrative to Summary Compensation Table.”

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended December 31	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$XXX	$0	$0	$0
2007	$XXX	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007;
F-3	Consolidated Statements of Operations for the years ended December 31, 2008 and 2007;
F-4	Consolidated Statement of Stockholders’ Equity for period December 31, 2006 to December 31, 2008;
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007;
F-6	Notes to Consolidated Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Moore and Associates
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form 10-SB filed on December 22, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 iB3 Networks, Inc.

By:	/s/ Eric Schmidt
Eric Schmidt President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 15, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Eric Schmidt
Eric Schmidt President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
April 15, 2009

By:	/s/ Michael Jacobson
Michael Jacobson President of NYC Mags, Inc. and Director
April 15, 2009

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
IB3 Networks, Inc.
(formerly Language Access Network, Inc.)

We have audited the accompanying balance sheets of IB3 Networks, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of IB3 Networks, Inc. as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the financial statements, the Company has an accumulated deficit of $14,928,049 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1b.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 13, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets
Cash and equivalents	$13,000	$1,373
Accounts receivable, net	39,410	62,622
Inventory	8,673	-
Other current assets	3,193	20,493
Total Current Assets	64,276	84,488

Furniture and Equipment, net	36,474	56,811
Other Assets
Net assets of discontinued operations	-	511,480
Goodwill	269,725	269,725
Total Other Assets	269,725	781,205

Total Assets	$370,475	$922,504

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,001,573	$916,642
Net liabilities of discontinued operations	-	999,551
Payable-related party	40,741	250,000
Notes payable-short term	58,211	70,014
Client deposits	33,521	56,888
Total Current Liabilities	1,134,046	2,293,095
Long Term Liabilities
Convertible notes payable	108,904	863,076
Total Liabilities	1,242,950	3,156,171

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized, 24,436,491 and 105,537 shares issued and outstanding at December 31, 2008 and 2007, respectively	24,436	105
Additional paid-in capital	14,034,678	12,739,114
Accumulated deficit	(14,931,589)	(14,972,886)
Total stockholders' equity (deficit)	(872,475)	(2,233,667)

Total Liabilities and Stockholders' Equity (Deficit)	$370,475	$922,504

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007

Net Revenue	$1,205,469	$936,476
Cost of Goods Sold	739,888	651,456
Gross profit (loss)	465,581	285,020

Operating Expenses
Fair value of options granted	-	1,025,769
Depreciation and amortization	21,386	20,231
Selling, general and administrative	614,271	510,178
Total operating expenses	635,657	1,556,178
Operating Loss	(170,076)	(1,271,158)

Other Income and Expenses
Interest expense	(276,741)	(772,550)
Other income (expense)	43	-
Total other income and expenses	(276,698)	(772,550)
Net loss before income taxes	(446,774)	(2,043,708)
Income tax expense	-	-
Discontinued Operations	488,071	(2,482,710)
Net Income (Loss)	$41,297	$(4,526,418)

Basic Earnings (Loss) Per Share
Continuing operations	$(0.05)	$(19.73)
Discontinued operations	0.05	(23.97)
	$0.00	$(0.22)
Weighted Average
Common Shares Outstanding	9,878,800	103,568

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2006	100,163	$100	$10,350,416	$(10,446,468)	$(95,952)

Notes converted to common stock at $155.27 per share	3,056	3	474,497	--	474,497

Beneficial conversion feature	--	--	1,000,000	--	1,000,000

Fair value of stock options granted	--	--	1,025,268	--	1,025,268

Shares issued for cash at $698.63 per share	219	-	153,000	--	153,000

Shares issued for cash at $384.68 per share	1,644	2	632,417	--	632,419

Acquisition of subsidiary	456	-	(460,550)	--	(460,550)

Stock offering costs	--	--	(435,934)	--	(435,934)

Net loss for the year ended December 31, 2007	--	--	--	(4,526,418)	(4,526,418)

Balance, December 31, 2007	105,537	105	12,739,114	(14,972,886)	(2,233,667)

Notes converted to common stock at $1.45 per share	55,125	55	79,945	--	80,000

Notes converted to common stock at $0.80 per share	333,280	333	268,417	--	268,750

Beneficial conversion feature	--	--	3,540	--	3,540

Shares issued for cash at $0.001 per share	5,300,000	5,300	--	--	5,300

Notes converted to common stock at $0.05 per share	18,642,549	18,643	943,662	--	962,305

Net income for the year ended December 31, 2008	--	--	--	41,297	41,297

Balance, December 31, 2008	24,436,491	$24,436	$14,034,678	$(14,931,589)	$(872,475)

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007
OPERATING ACTIVITIES:
Net income (loss)	$41,297	$(4,526,418)
Discontinued operations	(488,071)	1,195,296
Add back non-cash items:
Depreciation	21,386	58,346
Amortization of discount on convertible debt	201,519	809,291
Fair value of stock options granted	-	1,025,268
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts receivable	38,335	(49,239)
Change in other assets	(6,496)	75,606
Change in accounts payable and accrued liabilities	93,835	66,948
Change in other liabilities	(23,367)	(6,655)
Net cash used in operating activities	(121,562)	(1,351,557)

INVESTING ACTIVITIES:
Sale of fixed assets	201	-
Purchase of fixed assets	(1,250)	(345,136)
Net cash used in investing activities	(1,049)	(345,136)

FINANCING ACTIVITIES:
Cash proceeds from common stock issued	5,300	785,419
Cash proceeds from notes payable	100,000	1,000,000
Proceeds from related party loans	40,741	-
Stock offering costs paid	-	(435,934)
Repayment of notes payable	(11,803)	175,844
Net cash provided by financing activities	134,238	1,525,329

Net increase (decrease) in cash and cash equivalents	11,627	(171,364)
Cash and cash equivalents at beginning of the year	1,373	172,737
Cash and cash equivalents at end of the year	$13,000	$1,373

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$48,359	$20,376
Cash paid during the year for income taxes	$-	$-

Non Cash Financing Activities
Common stock issued for convertible debt and accrued interest	$1,311,055	$474,500
Common stock issued and debt assumed for subsidiary	$-	$1,000,000

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA THE LANGUAGE ACCESS NETWORK, INC.)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008 and 2007

1.	NATURE OF OPERATIONS

a)	Organization

Language Access Network, Inc. (T-LAN or the “Company”) was incorporated on December 31, 2002 in Nevada. It was originally known as “Global Institute for Gaming Innovation, Inc.” and was set up to provide information and assistance to businesses and governments exploring new forms of remote, networked gaming.  However the Company’s management saw the greater need for using this new technology of remote video networking to assist individuals who speak different Languages to better communicate.  Effective September 23, 2005, the Company merged with Preciss, LLC, an Ohio company specializing in the Company’s primary activities. On September 25, 2008, the Company filed Articles of Merger with the Secretary of State of Nevada in order to effectuate a merger whereby the Company (as Language Access Network, Inc.) merged with its wholly-owned subsidiary, IB3 Networks, Inc., as a parent/ subsidiary merger with the Company as the surviving corporation. This merger became effective as of September 25, 2008 whereupon the Company's name was  changed to "IB3 Networks, Inc." and the Company's Articles of Incorporation have been amended to reflect this name change.

b)	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company realized net income of $41,297 in the fiscal year ending December 31, 2008.  As of December 31, 2008 the Company had an accumulated deficit $14,928,049.  During the year ended December, 31 2007 the Company incurred a net loss of $4,526,418.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its business opportunities. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company expenses all costs related to research and development in the period incurred. The Company incurred no research and development costs during the years ended December 31, 2008 and 2007, respectively.

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Revenue Recognition Policy

Revenue from service contracts is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed.  Revenue from product sales is recognized when shipped, FOB shipping point. Shipping and handling charges billed to customers are included in net sales, and shipping and handling costs incurred by the Company are included in cost of goods sold. The Company has  a receivable of $15,123 for services performed but not billed as of December 31, 2008 which is included in other current assets. The Company also has a liability of $33,521 for amounts received from customers for which the services have not been performed as of December 31, 2008 which is included in other current liabilities.

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

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In 2008 and 2007, the Company’s common stock equivalents were anti-dilutive and excluded in the earnings per share computation.

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

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The Company has an allowance for doubtful accounts of $78,139 as of December 31, 2008.

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Inventories

Inventories are stated at the lower of cost or market value, with cost being determined on a weighted average basis.  Provisions made for inventory obsolescence and declines in market value are included in cost of goods sold. The Company’s inventory of $8,673 as of December 31, 2008 is comprised of computer components held for resale.

h)	Advertising

The Company expenses all costs of advertising as incurred.  The Company incurred advertising costs of $2,053 and $-0- during the years ended December 3,1 2008 and 2007, respectively.

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

As of December 31, 2008, the Company had net operating loss carryovers of approximately $4,467,000 which expire in 2028. The potential tax benefit of the loss carryover of $1,742,000 has been offset in full by a valuation allowance due to the uncertainty of future taxable earnings.

The income tax provision differs from the amount of income tax determined by applying U.S. federal and state income tax rates of 39% to pretax income for the years ended December 31, 2008 and 2007 due to the following:

	December 31,
	2008	2007

Book income (loss)	$16,106	$(1,765,303)
Fair value of stock options granted	-	399,855
Amortization of discount on debt	78,592	315,623
Valuation allowance	(94,698)	1,049,825
	$-	$-

4.	CONVERTIBLE NOTES PAYABLE

The Company has issued convertible notes payable at December 31, 2008 in the face amount of $100,000.  This note incurs interest at the rate of 10% per annum and matures on February 6, 2011, three years after issuance and may be converted by the holder at anytime within the first eighteen (18) months at the rates of $0.75 per share.  Total interest accrued on convertible notes at December 31, 2008 was $8,904.  During the year 2008, convertible notes and accrued interest in the amount of $1,311,055 were converted to common stock at an average of $0.07 per share for a total of 19,030,954 shares.  The Company recorded $3,540 for the value of the conversion feature attached to the notes issued during 2008.  At December 31, 2008 there is no current portion of the note.

Convertible notes payable consist of the following at:

	December 31,
	2008	2007

Notes payable	$10,000	$869,500
Accrued interest	8,904	176,809
Unamortized discount for beneficial conversion feature	-0-	(183,233)
Net Convertible Notes Payable	$108,904	$863,076

5.	EQUITY

During the year ending December 31, 2008, 5,300,000 shares of the Company’s common stock were issued for cash at $0.001 per share.  Also during the year ending December 31, 2008, 55,125, 333,280 and 18,642,549 shares of the Company’s common stock were converted from convertible notes payable at $1.45, $0.80 and $1.45 per share, respectively.

During the year ending December 31, 2007,43,715 shares of the Company’s common stock were issued for cash at $3.50 per share.  Also during the year ending December 31, 2007, 328,738 shares of the Company’s common stock were issued for cash at $4.25 per share.

6.	COMMON STOCK PURCHASE OPTIONS

Under FASB Statement 123, the Company estimates the fair value of each  stock  award at the  grant  date by  using  the  Black-Scholes  option  pricing model.  The following  weighted  average  assumptions used for grants in the year ended December 31, 2007:dividend yield of  zero percent;  expected volatility of 185.59%;  risk-free  interest rates of 5.35% and expected life of 1.0. During the year ended December 31, 2007, The Company granted common stock purchase options to its employees and consultants which is amortized over the term of the service. The options provide for exercise prices of between $0.25 and $4.15 per share.  The Company granted no options during the year ended December 31, 2008.  The Company recognized an expense of $-0- and $1,205,268 for the fair value of the options during the years ended December 31, 2008 and 2007, respectively.

A summary of the status of the Company’s stock option plans as of December 31, 2008 and December 31, 2007 and the changes during the years are presented below:

	2008	2007
	Shares	Shares
Unexercised options, beginning of year	2,544,280	8,404,505
Stock options issued during the year	-0-	48,500
Stock options expired	(0)	(5,908,725)
Stock options exercised	-	-
Unexercised options, end of year	2,544,280	2,544,280

7.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following:

	December 31, 2008	December 31, 2007

Computers, equipment and software	$108,615	$107,365
Vehicles	20,091	20,091
Furniture and fixtures	9,048	9,461
	137,754	136,917
Less accumulated depreciation	(101,280)	(80,106)

Total	$36,474	$56,811

Depreciation expense totaled $21,386 and $20,231 for the years ended December 31, 2008 and 2007, respectively.

8.   NOTES PAYABLE-SHORT TERM

At December 31, 2008, notes payable to consist of the following:

Capital lease payable; 11.65% interest; due December 2008	$13,533
Note Payable; 10% interest; due November 2008	4,318
Note payable to an unrelated party; Prime rate plus 2% interest; due April 2009	6,038
Revolving line of credit with financial institution, 10.75% interest; $500 minimum monthly payment.	34,322
Total Notes Payable	$58,211

9.     RECENTLY ISSUED ACCOUNTING PROUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of  premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between

9.     RECENTLY ISSUED ACCOUNTING PROUNCEMENTS (Continued)
two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may

9.     RECENTLY ISSUED ACCOUNTING PROUNCEMENTS (Continued)
not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

10.   NOTES PAYABLE-RELATED PARTY

At December 31, 2008, the Company had a note payable to a shareholder of $40,741. The note payable is unsecured, accrues interest at 6% per annum and is due upon demand.

11.   SUBSEQUENT EVENTS

Sublease Agreement

On February 10, 2009,the Company through  iBeam Solutions, LLC, a wholly owned subsidiary and Data Center 101, LLC, (“Data”) entered into a sublease agreement to lease 5,000 square feet of office space in Columbus, Ohio.  The sublease commenced on February 10, 2009, and runs until January 31, 2018.   The sublease was amended on March 3, 2009.  The sublease and the first amendment, among other things, provide the following:

▪	There is a security deposit of $40,000 for the premises.

▪	The following is the annual base rent for years one through ten of the sublease: $360,000, $660,000, $756,300, $778,989, $802,359, $826,429, $851,222, $876,759, $903,062 and $930154.

▪
The base rent shall be increased by 1) iBeam’s share of Data’s Additional Rent, 2) Percentage Rent 3) Third Floor CAM charges and 4) beginning with the third year of the lease, Customer Recurring Revenue Baseline.   It is estimated that the Additional Rent for 2009 will be $1.22 per square foot.  Third floor CAM charges are also estimated at $1.22 per square foot. The Customer Recurring Revenue Baseline rent is contingent on third party revenue streams, but shall not exceed $6,375 per month.  The percentage rent will be an amount equal to 4% of iBeam’s gross revenue.

11.   SUBSEQUENT EVENTS (CONTINUED)

▪	The base rent shall be decreased by the rent credit received by Yourcolor, LLC, which as of the date of the Agreement is $3,850.

▪
The Sublease has two five year options.  Each option shall be exercisable by iBeam giving notice 180 days prior to the expiration of its current rental term.  The base rent in each option year shall increase 3% annually from the prior year.

▪
Data has leased additional space in the premises beyond the portion that it leased to iBeam.  If Data receives an offer to sublease any portion of the additional space that it has a right to lease, then iBeam possesses a right of first refusal with respect to all or any part of the remainder of the building during the term of the sublease.

Assignment Agreement

The premises currently has some tenants.  Data executed lease agreements and service contracts with the tenants of the Premises.  On February 10, 2009, Data assigned to iBeam the lease agreements and service contracts.  The sublease and first amendment provide that the current revenue generated by these lease agreements and service contracts is $34,000.

Employment Agreement

Effective as of January 1, 2009, the Company, entered into an employment agreement with its Chief Executive Officer, Eric Schmidt (“Schmidt”).  The employment agreement provides as follows:

▪
Schmidt will serve as CEO of the Company. While employed by the Company, Schmidt will devote his entire business time and energy to the Company and use his best efforts to promote the success of theCompany; except for such time as he dedicates to iBeam Solutions, LLC which is the wholly owned subsidiary of the Company;

▪
This employment agreement supplants the prior employment agreement between Schmidt and iBeam.  Upon the securing of $1,000,000 of financing, then all compensation due Schmidt under the previous employment agreement will be payable to Schmidt;

▪
Schmidt will receive 500,000, 250,000 and 250,000 shares of stock of the Company for signing the employment agreement, for agreeing to remain as Chairman of the Board of the Company and for past service as Chairman and CEO of the Company, respectively;

▪	Schmidt will receive a stock bonus if the Company has a certain amount of gross revenue;

▪	Schmidt will have the option to purchase shares of stock of the Company at $0.50 per share at future dates if 1) the Company has a certain gross revenue and/or 2) he is employed by the Company;

▪	Schmidt will be entitled to salary and other compensation of cash or shares of stock of the Company;

▪
Schmidt can be terminated for any reason upon 30 days notice by either Schmidt or the Company. Upon termination of Schmidt employment, Schmidt will only be due Schmidt pro rated salary for the month in questions and any other compensation which had been earned but not yet paid.