Form 10-Q
period 2009-03-31
IB3 Networks, Inc.
filed 2009-05-20
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,747,991 common shares as of March 31, 2009.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of March 31, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008;
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to March 31, 2009
F-4	Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2007;
F-5	Notes to Consolidated Financial Statements;

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2009 are not necessarily indicative of the results that can be expected for the full year.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets
Cash and equivalents	$807	$13,000
Accounts receivable, net	50,291	39,410
Inventory	1,763	8,673
Other current assets	20,834	3,193
Total Current Assets	73,695	64,276

Furniture and Equipment, net	41,201	36,474
Other Assets
Deposits	40,000	-
Goodwill	269,725	269,725
Total Other Assets	309,725	269,725

Total Assets	$424,621	$370,475

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,061,861	$1,010,477
Bank overdraft	3,413	-
Payable-related party	103,419	40,741
Notes payable-short term	52,628	58,211
Client deposits	34,432	33,521
Total Current Liabilities	1,255,753	1,142,950
Long Term Liabilities
Convertible notes payable	100,000	100,000
Total Liabilities	1,355,753	1,242,950

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized, 25,747,991 and 24,436,491 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	25,748	24,436
Additional paid-in capital	14,706,241	14,034,678
Accumulated deficit	(15,663,121)	(14,931,589)
Total stockholders' equity (deficit)	(931,132)	(872,475)

Total Liabilities and Stockholders' Equity (Deficit)	$424,621	$370,475

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Operations
(unaudited)

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Net Revenue	$267,290	$346,581
Cost of Goods Sold	155,012	231,071
Gross profit (loss)	112,278	115,510

Operating Expenses
Depreciation and amortization	5,273	5,455
Selling, general and administrative	828,933	149,995
Total operating expenses	834,206	155,450
Operating Loss	(721,928)	(39,940)

Other Income and Expenses
Interest expense	(9,647)	(48,218)
Other income (expense)	43	-
Total other income and expenses	(9,604)	(48,218)
Net loss before income taxes	(731,532)	(88,158)
Income tax expense	-	-
Discontinued Operations	-	599,571
Net Income (Loss)	$(731,532)	$511,413

Basic Earnings (Loss) Per Share
Continuing operations	$(0.03)	$(0.00)
Discontinued operations	-	0.02
	$(0.03)	$0.02
Weighted Average
Common Shares Outstanding	25,092,241	26,619,853

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Stockholders' Equity (Deficit)
(unaudited)
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2007	105,537	$105	$12,739,114	$(14,972,886)	$(2,233,667)

Notes converted to common stock at $1.45 per share	55,125	55	79,945	--	80,000

Notes converted to common stock at $0.80 per share	333,280	333	268,417	--	268,750

Beneficial conversion feature	--	--	3,540	--	3,540

Shares issued for cash at $0.001 per share	5,300,000	5,300	-	--	5,300

Notes converted to common stock at $0.05 per share	18,642,549	18,643	943,662	--	962,305

Net income for the year ended December 31, 2008	--	--	--	41,297	41,297

Balance, December 31, 2008	24,436,491	24,436	14,034,678	(14,931,589)	(872,475)

Shares issued for services at $0.55 per share	1,150,000	1,150	631,350	--	632,500

Shares issued for equipment at $0.25 per share	40,000	40	9,960	--	10,000

Shares issued for services at $0.25 per share	121,500	122	30,253	--	30,375

Net loss for the three months ended March 31, 2009	--	--	--	(731,532)	(731,532)

Balance, March 31, 2009	25,747,991	$25,748	$14,706,241	$(15,663,121)	$(931,132)

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Statements of Cash Flows
(unaudited)
	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(731,532)	$511,413
Discontinued operations	-	(599,571)
Add back non-cash items:
Depreciation	5,273	5,455
Common stock issued for services	662,875	-
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts receivable	(10,881)	15,672
Change in other assets	(50,731)	(15,341)
Change in accounts payable and accrued liabilities	48,884	(464)
Change in other liabilities	911	56,036
Net cash used in operating activities	(75,201)	(26,800)

INVESTING ACTIVITIES:
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES:
Repayment of notes payable	(5,583)	-
Cash proceeds from notes payable	-	5,000
Proceeds from related party loans	62,678	-
Proceeds from bank overdraft	3,413	-
Accrued interest on notes payable	2,500	20,863
Net cash provided by financing activities	63,008	25,863

Net increase (decrease) in cash and cash equivalents	(12,193)	(937)
Cash and cash equivalents at beginning of the year	13,000	1,373
Cash and cash equivalents at end of the year	$807	$436

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$48,359	$27,355
Cash paid during the year for income taxes	$-	$-

Non Cash Financing Activities
Common stock issued for convertible debt and accrued interest	$1,311,055	$80,000
Common stock issued for equipment	$-	$-

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Notes to the Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Notes to the Financial Statements

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Overview

We are engaged in the businesses of our wholly-owned subsidiaries, iBeam Solutions, LLC (“iBeam”) and NYC Mags, Inc (“NYC Mags”). Through iBeam, a Microsoft Gold Certified Partner, we are engaged in delivering a variety of IT related solutions including scalable hosting solutions, managed hosting, dedicated hosting and Co-location, IT infrastructure, virtual help desk, managed services, staff augmentation, design and implementation of networks, security and Internet monitoring, technical support, web development, application development, database development and support,  and wireless solutions.  We are also a Cisco Certified Select Partner, and are authorized resellers of most IT related hardware and software, including Dell, APC, IBM, HP, 3COM, and many others.  Through NYC Mags, we are engaged in the development, promotion, and operation of our online dating social community MadisonAvenueMatch.com.

Our principal executive offices are located at 10 South High Street, Canal Winchester, OH 43110. Our telephone number is (614) 833-9713.

Results of Operations for the three months Ended March 31, 2009 and 2008

Revenues. Revenues are generated through sales. We reported sales of $267,290 for the three months ended March 31, 2009, compared with revenue of $346,581 for the same period ended March 31, 2008.  The decrease in revenues for the three months ended March 31, 2009 compared with the same period in 2008 is attributable to poor economic conditions in the overall economy causing businesses to cut back on IT related projects and expenditures.

Our cost of goods sold for the three months ended March 31, 2009 was $155,012 resulting in gross profits of $112,278. Our cost of goods sold for the three months ended March 31, 2008 was $231,071 resulting in gross profits of $115,510.  We improved our gross profit percentage by increasing the fees we charged for our services. We expect our revenues to increase in 2009 as a result of our sub lease of the data center in Columbus, Ohio.

Operating Expenses. Our operating expenses were $834,206 for the three months ended March 31, 2009, compared to $155,450 for the same reporting period ended March 31, 2008. Our operating expenses will continue to increase in 2009 due to the sub lease of the data center in Columbus, Ohio. We will pay $360,000 for the first year of this sub lease.

Other Expenses. We recorded interest expenses of $9,647 for the three ended March 31, 2009, compared with $48,218 for the three months ended March 31, 2008. Our interest expense decreased because we converted the majority of our convertible notes payable to common stock in 2008. We expect that our interest expense will decrease even further in 2009.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded $0 from discontinued operations for the three months ended March 31, 2009, compared to a gain  from discontinued operations of $599,571 for the same period ended March 31, 2008. The gain in the prior quarter is attributable to the disposal of Language Access Network, LLC.

Net Income (Loss). We reported a net loss of $731,532 or $0.03 per share for the three months ended March 31, 2009 compared with income of $511,413 or $0.02 per share for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had total current assets of $73,695. As of March 31, 2009, we had total current liabilities of $1,255,753. We thus had a working capital deficit of $1,182,058 at March 31, 2009.

Net cash used by operating activities was $75,201 for the three months ended March 31, 2009 compared to net cash used in operating activities of $26,800 for the three months ended March 31, 2008. We had no cash used or provided by investing activities for the three months ended March 31, 2009 and 2008. Net cash flow provided by financing activities amounted to $63,008 for the three months ended March 31, 2009, compared to net cash provided by financing activities of $25,863 for the same period ended March 31, 2008.  During the three months ended March 31, 2009, the primary factor of our cash provided by financing activities was proceeds of related party loan of $62,678.  During the three months ended March 31, 2008, the primary factor of our cash provided by financing activities was accrued interest on notes payable in the amount of $20,863.

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

Off Balance Sheet Arrangements

As of March 31, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2009.

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

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March, 31, 2009, we issued the following shares:

▪	150,000 shares of our common stock at $.55 per share to Mr. Michael Jacobson, our director, in connection with our acquisition of NYC Mags;
▪	1,000,000 shares of our common stock at $.55 per share to Mr. Eric Schmidt, our officer and director, in connection with his employment agreement with our company;
▪	40,000 shares of our common stock at $.25 per share to Trenton Argobright, the Chief Technology Officer of iBeam, in connection with payment for equipment received by the company; and
▪	121,500 shares of our common stock at $.25 per share to officers and employees of our company for services rendered.

These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2009.

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

IB3 NETWORKS, INC.

Date:	May 20, 2009

By: /s/ Eric Schmidt Eric Schmidt Title: Chief Executive Officer and Chief Financial Officer