Form 10-Q
period 2009-06-30
IB3 Networks, Inc.
filed 2009-08-26
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes    [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

[ ] Large accelerated filer Accelerated filer	[ ] Non-accelerated filer
[X] Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,937,103 common shares as of August 13, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:
F-1	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008;
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to June 30, 2009;
F-4	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008;
F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current Assets
Cash and equivalents	$7,960	$13,000
Accounts receivable, net	31,208	39,410
Inventory	1,230	8,673
Other current assets	27,884	3,193
Total Current Assets	68,282	64,276

Furniture and Equipment, net	36,990	36,474
Other Assets
Deposits	45,088	-
Goodwill	269,725	269,725
Total Other Assets	314,813	269,725

Total Assets	$420,085	$370,475

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,068,051	$1,010,477
Payable-related party	173,386	40,741
Notes payable-short term	33,700	58,211
Client deposits	22,157	33,521
Total Current Liabilities	1,297,294	1,142,950
Long Term Liabilities
Convertible notes payable	780,466	100,000
Total Liabilities	2,077,760	1,242,950

Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized, 25,937,103 and 24,436,491 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	25,937	24,436
Additional paid-in capital	14,753,330	14,034,678
Accumulated deficit	(16,436,942)	(14,931,589)
Total stockholders' equity (deficit)	(1,657,675)	(872,475)

Total Liabilities and Stockholders' Equity (Deficit)	$420,085	$370,475

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008

Net Revenue	$294,917	$318,538	$562,207	$665,119
Cost of Goods Sold	151,801	197,272	306,813	428,343
Gross profit	143,116	121,266	255,394	236,776

Operating Expenses
Depreciation and amortization	4,792	5,407	10,065	10,862
Selling, general and administrative	267,751	207,420	1,096,684	357,415
Total operating expenses	272,543	212,827	1,106,749	368,277
Operating Loss	(129,427)	(91,561)	(851,355)	(131,501)

Other Income and Expenses
Interest expense	(17,968)	(175,779)	(27,615)	(223,997)
Other income (expense)	3,848	(52)	3,891	(52)
Total other income and expenses	(14,120)	(175,831)	(23,724)	(224,049)
Net loss before income taxes	(143,547)	(267,392)	(875,079)	(355,550)
Income tax expense	-	-	-	-
Discontinued Operations	(630,274)	-	(630,274)	599,571
Net Income (Loss)	$(773,821)	$(267,392)	$(1,505,353)	$244,021

Basic Earnings (Loss) Per Share
Continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.01)
Discontinued operations	$(0.03)	$-	$(0.03)	$0.02
	$(0.03)	$(0.01)	$(0.06)	$0.01

Weighted Average Common Shares Outstanding	25,186,797	41,547,980	24,873,658	34,734,444

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2007	105,537	$105	$12,739,114	$(14,972,886)	$(2,233,667)

Notes converted to common stock at $1.45 per share		55	79,945	-	80,000

Notes converted to common stock at $0.80 per share		333	268,417	-	268,750

Beneficial conversion feature	-	-	3,540	-	3,540

Shares issued for cash at $0.001 per share	5,300,000	5,300	-	-	5,300

Notes converted to common stock at $0.05 per share		18,643	943,662	-	962,305

Net income for the year ended December 31, 2008	-	-	-	41,297	41,297

Balance, December 31, 2008	24,436,491	24,436	14,034,678	(14,931,589)	(872,475)

Shares issued for services at $0.55 per share (unaudited)		1,150	631,350	-	632,500

Shares issued for equipment at $0.25 per share (unaudited)		40	9,960	-	10,000

Shares issued for services at $0.25 per share (unaudited)		122	30,253	-	30,375

Shares issued for services at $0.25 per share (unaudited)		129	32,149	-	32,278

Shares issued for cash at $0.25 per share (unaudited)		60	14,940	-	15,000

Net loss for the six months ended June 30, 2009 (unaudited)	-	-	-	(1,505,353)	(1,505,353)

Balance, June 30, 2009 (unaudited)	25,937,103	$25,937	$14,753,330	$(16,436,942)	$(1,657,675)

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(875,079)	$244,021
Discontinued operations	(630,274)	(488,071)
Add back non-cash items:
Depreciation	10,065	10,862
Gain on sale of fixed assets	(3,891)	52
Common stock issued for services	695,153	-
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts receivable	8,202	36,112
Change in other assets	(17,248)	(7,824)
Change in accounts payable and accrued liabilities	55,074	100,567
Change in other liabilities	(56,452)	116,106
Net cash (used in) provided by operating activities	(814,450)	11,825

INVESTING ACTIVITIES:
Sale of fixed assets	5,860	149
Purchase of fixed assets	(2,550)	-
Net cash provided by in investing activities	3,310	149

FINANCING ACTIVITIES:
Repayment of notes payable	(24,511)	(1,218)
Cash proceeds from notes payable	680,466	5,000
Cash proceeds from sale of common stock	15,000	-
Proceeds from related party loans	132,645	-
Accrued interest on notes payable	2,500	-
Net cash provided by financing activities	806,100	3,782

Net increase (decrease) in cash and cash equivalents	(5,040)	15,756
Cash and cash equivalents at beginning of the year	13,000	1,373
Cash and cash equivalents at end of the year	$7,960	$17,129

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$55,468	$35,829
Cash paid during the year for income taxes	$-	$-

Non Cash Financing Activities
Common stock issued for convertible debt and accrued interest	$-	$348,750
Common stock issued for equipment	$10,000	$-

The accompanying notes are an integral part of these financial statements.

  IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2009

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the period ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Condensed Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2009

NOTE 4 – CAPITAL STOCK

As of June 30, 2009, the Company had 100,000,000 shares of common stock authorized and 25,937,103 issued and outstanding.  During the six months ended June 30, 2009, the Company made the following issuances of common stock.

a)	1,150,000 shares issued for services at $0.55 per share
b)	40,000 shares issued for equipment at $0.25 per share
c)	250,612 shares issued for services at $0.25 per share
d)	60,000 shares issued for cash at $0.25 per share in accordance with the PPM dated December 30, 2008.

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

Our principal executive offices are located at 10 South High Street, Canal Winchester, OH 43110. Our telephone number is (614) 833-9713.

Results of Operations for the three months Ended June 30, 2009 and 2008

Revenues. Revenues are generated through sales. We reported sales of $294,917 for the three months ended June 30, 2009, compared with revenue of $318,538 for the same period ended June 30, 2008.  We reported sales of $562,207 for the six months ended June 30, 2009, compared with revenue of $665,119 for the same period ended June 30, 2008.  The decrease in revenues for both periods is attributable to poor economic conditions in the overall economy causing businesses to cut back on IT related projects and expenditures.

Our cost of goods sold for the three months ended June 30, 2009 was $151,801 resulting in gross profits of $143,116. Our cost of goods sold for the three months ended June 30, 2008 was $197,272 resulting in gross profits of $121,266.  Our cost of goods sold for the six months ended June 30, 2009 was $306,813 resulting in gross profits of $255,394. Our cost of goods sold for the six months ended June 30, 2008 was $428,343 resulting in gross profits of $236,776.  We improved our gross profit percentage by increasing the fees we charged for our services.

Operating Expenses. Our operating expenses were $272,543 for the three months ended June 30, 2009, compared to $212,827for the same reporting period ended June 30, 2008. Our operating expenses were $1,106,749 for the six months ended June 30, 2009, compared to $368,277 for the same reporting period ended June 30, 2008.

Interest Expenses. We recorded interest expenses of $17,968 for the three months ended June 30, 2009, compared with $175,779 for the three months ended June 30, 2008. We recorded interest expenses of $27,615 for the six months ended June 30, 2009, compared with $223,997 for the six months ended June 30, 2008. Our interest expense decreased because we converted the majority of our convertible notes payable to common stock in 2008. We expect that our interest expense will decrease even further in 2009.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a loss of $630,274 from discontinued operations for the three months ended June 30, 2009, compared to a $0 from discontinued operations for the same period ended June 30, 2008.  We recorded a loss of $630,274 from discontinued operations for the six months ended June 30, 2009, compared to a gain of $599,571 from discontinued operations for the same period ended June 30, 2008. The gain in the six months ended June 30, 2008 is attributable to the disposal of Language Access Network, LLC.

Net Income (Loss). We reported a net loss of $773,821 or $0.03 per share for the three months ended June 30, 2009 compared with income of $267,392 or $0.01 per share for the three months ended June 30, 2008.  We reported a net loss of $1,505,353 or $0.06 per share for the six months ended June 30, 2009 compared with income of $244,021 or $0.01 per share for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, we had total current assets of $68,282. As of June 30, 2009, we had total current liabilities of $1,297,294. We thus had a working capital deficit of $1,229,012 at June 30, 2009.

Net cash used by operating activities was $814,450 for the six months ended June 30, 2009 compared to net cash provided by operating activities of $11,825 for the six months ended June 30, 2008. Net cash provided by investing activities was $3,310 for the six months ended June 30, 2009, as compared with net cash provided of $149 for the six months ended June 30, 2008. Net cash flow provided by financing activities amounted to $806,100 for the six months ended June 30, 2009, compared to net cash provided by financing activities of $3,782 for the same period ended June 30, 2008.  During the six months ended June 30, 2009, the primary factors of our cash provided by financing activities was proceeds of notes payable of $680,466 and proceeds of related party loan of $132,645.  During the six months ended June 30, 2008, the primary factor of our cash provided by financing activities was proceeds from notes payable of $5,000.

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

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

Except as follows, we are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On July 15, 2009, iBeam Solutions, LLC, our wholly owned subsidiary, commenced an action against Data Center 101, LLC in the Court of Common Pleas of Franklin County, Ohio for Negligent Misrepresentation, Common Law Fraud, Breach of Sublease Agreement and Declaratory Relief, requesting money damages and a declaration that a sublease agreement to lease 5,000 square feet of office space located on the third floor of the building at 101 East Town Street, Columbus, Ohio  has been terminated and is of no further legal force or effect.  At this time, we cannot make any evaluation of the outcome of this litigation.

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we issued the following shares:

▪	129,112 shares of our common stock at $0.25 per share to officers and employees of our company for services rendered.
▪	60,000 shares issued for cash at $0.25 per share in accordance with the PPM dated December 30, 2008.

These shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

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

IB3 NETWORKS, INC.

Date:	August 26, 2009

By: /s/ Eric Schmidt Eric Schmidt Title: Chief Executive Officer and Chief Financial Officer