Form 10-Q
period 2009-09-30
IB3 Networks, Inc.
filed 2009-11-12
CIK 1350962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September  30, 2009

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 25,728,209 common shares as of October 5, 2009.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our consolidated financial statements included in this Form 10-Q are as follows:

F-1	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008 (audited);
F-2	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008 (unaudited);
F-3	Consolidated Statements of Stockholders’ Equity (Deficit) for the period from December 31, 2007 to September 30, 2009 (unaudited);
F-4	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 (unaudited);
F-5	Notes to Consolidated Financial Statements;

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and equivalents	$1,674	$13,000
Accounts receivable, net	32,164	39,410
Inventory	3,974	8,673
Other current assets	14,117	3,193
Total Current Assets	51,929	64,276
Furniture and Equipment, net	28,008	36,474
Other Assets
Goodwill	269,725	269,725
Total Other Assets	269,725	269,725
Total Assets	$349,662	$370,475
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$955,694	$1,010,477
Bank overdraft	2,032	-
Payable-related party	388,652	40,741
Notes payable-short term	33,854	58,211
Client deposits	10,026	33,521
Total Current Liabilities	1,390,258	1,142,950
Long Term Liabilities
Convertible notes payable, net of discount of $37,500	755,466	100,000
Total Liabilities	2,145,724	1,242,950
Stockholders' Equity (Deficit)
Common stock: $0.001 par value; 100,000,000 shares authorized, 25,897,103 and 24,436,491 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	25,897	24,436
Additional paid-in capital	14,793,370	14,034,678
Accumulated deficit	(16,615,329)	(14,931,589)
Total Stockholders' Equity (Deficit)	(1,796,062)	(872,475)
Total Liabilities and Stockholders' Equity (Deficit)	$349,662	$370,475

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Net Revenue	$168,715	$321,871	$730,922	$986,990
Cost of Goods Sold	112,036	181,071	418,849	609,414
Gross profit	56,679	140,800	312,073	377,576
Operating Expenses
Depreciation and amortization	4,325	5,250	14,390	16,112
Selling, general and administrative	189,974	95,835	1,286,658	453,250
Total operating expenses	194,299	101,085	1,301,048	469,362
Operating Loss	(137,620)	39,715	(988,975)	(91,786)
Other Income and Expenses
Interest expense	(40,767)	(22,341)	(68,382)	(246,338)
Other income (expense)	-	-	3,891	(52)
Total other income and expenses	(40,767)	(22,341)	(64,491)	(246,390)
Net loss before income taxes	(178,387)	17,374	(1,053,466)	(338,176)
Income tax expense	-	-	-	-
Discontinued Operations	-	-	(630,274)	599,571
Net Income (Loss)	$(178,387)	$17,374	$(1,683,740)	$261,395
Basic Earnings (Loss) Per Share
Continuing operations	$(0.01)	$0.00	$(0.04)	$(0.05)
Discontinued operations	$-	$-	$(0.03)	$0.10
	$(0.01)	$0.00	$(0.07)	$0.04
Weighted Average
Common Shares Outstanding	25,917,103	12,345,655	25,129,519	6,239,377

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2007	105,537	$105	$12,739,114	$(14,972,886)	$(2,233,667)

Notes converted to common stock at $1.45 per share	55,125	55	79,945	-	80,000

Notes converted to common stock at $0.80 per share	333,280	333	268,417	-	268,750

Beneficial conversion feature	-	-	3,540	-	3,540

Shares issued for cash at $0.001 per share	5,300,000	5,300	-	-	5,300

Notes converted to common stock at $0.05 per share	18,642,549	18,643	943,662	-	962,305

Net income for the year ended December 31, 2008	-	-	-	41,297	41,297
Balance, December 31, 2008	24,436,491	24,436	14,034,678	(14,931,589)	(872,475)

Shares issued for services at $0.55 per share (unaudited)	1,150,000	1,150	631,350	-	632,500

Shares issued for equipment at $0.25 per share (unaudited)	-	-	-	-	-
Shares issued for services at $0.25 per share (unaudited)	121,500	122	30,253	-	30,375

Shares issued for services at $0.25 per share (unaudited)	129,112	129	32,149	-	32,278

Shares issued for cash at $0.25 per share (unaudited)	60,000	60	14,940	-	15,000
Beneficial conversion feature	-	-	50,000	-	50,000
Net loss for the nine months ended September 30, 2009 (unaudited)	-	-	-	(1,683,740)	(1,683,740)

Balance, September 30, 2009 (unaudited)	25,897,103	$25,897	$14,793,370	$(16,615,329)	$(1,796,062)

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(1,053,466)	$261,395
Discontinued operations	(630,274)	(488,071)
Add back non-cash items:
Depreciation	14,390	16,112
Gain on sale of fixed assets	(3,891)	52
Amortization of discount on convertible debt	12,500	-
Common stock issued for services	695,153	-
Adjustments to reconcile net loss to net cash used by operating activities:
Change in accounts receivable	7,246	5,655
Change in other assets	(6,225)	(15,093)
Change in accounts payable and accrued liabilities	157,983	248,524
Change in other liabilities	(23,495)	(22,850)
Net cash (used in) provided by operating activities	(830,079)	5,724

INVESTING ACTIVITIES:
Sale of fixed assets	5,860	149
Purchase of fixed assets	(7,893)	(1,249)
Net cash provided by in investing activities	(2,033)	(1,100)

FINANCING ACTIVITIES:
Cash proceeds from common stock issued
Repayment of notes payable	(24,357)	(11,732)
Cash proceeds from notes payable	680,466	5,000
Cash proceeds from sale of common stock	15,000	5,300
Proceeds from related party loans	132,645	-
Stock offering costs paid
Proceeds from bank overdraft	2,032	-
Repayment of notes payable
Accrued interest on notes payable	15,000	-
Net cash provided by financing activities	820,786	(1,432)

Net increase (decrease) in cash and cash equivalents	(11,326)	3,192
Cash and cash equivalents at beginning of the year	13,000	1,373
Cash and cash equivalents at end of the year	$1,674	$4,565

SUPPLEMENTAL DISCLOSURE:
Cash paid during the year for interest	$60,878	$48,359
Cash paid during the year for income taxes	$-	$-

Non Cash Financing Activities
Common stock issued for convertible debt and accrued interest	$-	$348,750
Common stock issued for services	$695,153	$-

The accompanying notes are an integral part of these financial statements.

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009

NOTE 1 – CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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
September 30, 2009

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

IB3 NETWORKS, INC.
(FKA LANGUAGE ACCESS NETWORK, INC.)
Condensed Notes to the Consolidated Financial Statements
September 30, 2009

NOTE 4 – CAPITAL STOCK

As of September 30, 2009, the Company had 100,000,000 shares of common stock authorized and 25,728,209 issued and outstanding.  During the six months ended September 30, 2009, the Company made the following issuances of common stock.

a)	60,000 shares issued for cash at $0.25 per share in accordance with the PPM dated December 30, 2008.

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable-Related Party
At September 30, 2009, the Company had notes payable to a shareholder totaling $56,587. The notes payable are unsecured, accrue interest at 6% per annum and are due upon demand.

Accrued Salaries and Payroll Taxes
At September 30, 2009, the Company owes certain of its officers and directors $332,065 for accrued salaries and payroll taxes under the terms of their employment agreements.

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

Overview

We are engaged in the businesses of our wholly-owned subsidiaries, iBeam Solutions, LLC (“iBeam”) and NYC Mags, Inc (“NYC Mags”). Through iBeam, a Microsoft Certified Partner, we are engaged in delivering a variety of IT related solutions including scalable hosting solutions, managed hosting, dedicated hosting and Co-location, IT infrastructure, virtual help desk, managed services, staff augmentation, design and implementation of networks, security and Internet monitoring, technical support, web development, application development, database development and support,  and wireless solutions.  We are also a Cisco Certified Select Partner, and are authorized resellers of most IT related hardware and software, including Dell, APC, IBM, HP, 3COM, and many others.   iBeam Solutions has experienced a decrease in revenues due to the current economic environment.  As a direct result, we have reduced our current staff and reduced expenses  to allow us to continue operations while we seek new customers and other revenue sources.

Through NYC Mags, we are engaged in the development, promotion, and operation of our online dating social community MadisonAvenueMatch.com.  Due to the current economic environment, we have been unsuccessful in raising funding to complete the sites’ development as well as to launch of this online service.  We continue to seek funding to permit us to proceed with this project.  We have completed the initial design,received proposals and contracts to get the site operational.

Our principal executive offices are located at 10 South High Street, Canal Winchester, OH 43110. Our telephone number is (614) 833-9713.

Results of Operations for the three months Ended September 30, 2009 and 2008

Revenues. Revenues are generated through sales. We reported sales of $168,715 for the three months ended September 30, 2009, compared with revenue of $321,871 for the same period ended September 30, 2008.  We reported sales of $730,922 for the nine months ended September 30, 2009, compared with revenue of $986,990 for the same period ended September 30, 2008.  The decrease  in revenues for both periods is attributable to poor economic conditions in the overall economy causing businesses to reduce IT related projects and expenditures.

Our cost of goods sold for the three months ended September 30, 2009 was $112,036 resulting in gross profits of $56,679. Our cost of goods sold for the three months ended September 30, 2008 was $181,071  resulting in gross profits of $140,800.  Our cost of goods sold for the nine months ended September 30, 2009 was $418,849 resulting in gross profits of $312,073. Our cost of goods sold for the nine months ended September 30, 2008 was $609,414 resulting in gross profits of $377,576.  Our gross profit percentage has decreased due to reduced overall revenues and decreased sales due to current economic conditions.

Operating Expenses. Our operating expenses were $194,299 for the three months ended September 30, 2009, compared to $101,085 for the same reporting period ended September 30, 2008. Our operating expenses were $1,301,048 for the nine months ended September 30, 2009, compared to $469,362 for the same reporting period ended September 30, 2008. The increase for the nine months was primarily the result of the issuance of common stock for services valued at $695,153.

Interest Expenses. We recorded interest expenses of $40,767 for the three months ended September 30, 2009, compared with $22,341 for the three months ended September 30, 2008. We recorded interest expenses of $68,382 for the nine months ended September 30, 2009, compared with $246,338 for the nine months ended September 30, 2008. Our interest expense decreased because we converted the majority of our convertible notes payable to common stock in 2008. We expect that our interest expense will decrease even further in 2009.

Discontinued Operations. On January 16, 2008, pursuant to an acquisition agreement between the Company and Interim Support, LLC, we sold Language Access Network, LLC. in exchange for the assumption of certain liabilities contained in the Acquisition Agreement. Accordingly, the assets, liabilities and operations of Language Access Network LLC are reclassified as discontinued operations in the accompanying financial statements. We recorded a loss of $0 from discontinued operations for the three months ended September 30, 2009, compared to a $0 from discontinued operations for the same period ended September 30, 2008.  We recorded a loss of $630,274 from discontinued operations for the nine months ended September 30, 2009, compared to a gain of $599,571 from discontinued operations for the same period ended September 30, 2008. The gain in the nine months ended September 30, 2008 is attributable to the disposal of Language Access Network, LLC.

Net Income (Loss). We reported a net loss of $178,387 or $(0.01) per share for the three months ended September 30, 2009 compared with income of $17,374  or $0.00 per share for the three months ended September 30, 2008.  We reported a net loss of $1,683,740 or $(0.07) per share for the nine months ended September 30, 2009 compared with income of $261,395 or $0.04 per share for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, we had total current assets of $51,929. As of September 30, 2009, we had total current liabilities of $1,390,258. We thus had a working capital deficit of $1,338,329 at September 30, 2009.  As of September 30, 2009, we had total assets of $349,662.  As of September 30, 2009 we had total liabilities of $2,145,724 resulting in a total stockholders deficit of $1,796,062.

Net cash used by operating activities was $(830,079) for the nine months ended September 30, 2009 compared to net cash provided by operating activities of $5,724 for the nine months ended September 30, 2008. Net cash used in investing activities was $(2,033) for the nine months ended September 30, 2009, as compared with net cash used of $(1,100) for the nine months ended September 30, 2008. Net cash flow provided by financing activities amounted to $820,786 for the nine months ended September 30, 2009, compared to net cash used in financing activities of $(1,432) for the same period ended September 30, 2008.  During the nine months ended September 30, 2009, the primary factors of our cash provided by financing activities was proceeds of notes payable of $680,466 and proceeds of related party loan of $132,645.  During the nine months ended September 30, 2008, the primary factor of our cash provided by financing activities was proceeds from notes payable of $5,000.

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

As of September 30, 2009, there were no off balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T.	Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Eric Schmidt.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009.

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

On July 15, 2009, iBeam Solutions, LLC, our wholly owned subsidiary, commenced an action against Data Center 101, LLC in the Court of Common Pleas of Franklin County, Ohio for Negligent Misrepresentation, Common Law Fraud, Breach of Sublease Agreement and Declaratory Relief, requesting money damages and a declaration that a sublease agreement to lease 5,000 square feet of office space located on the third floor of the building at 101 East Town Street, Columbus, Ohio  has been terminated and is of no further legal force or effect.  At this time, we cannot make any evaluation of the outcome of this litigation.  A proposal to settle this action was received from Data Center 101, LLC and is currently under evaluation by our board of directors.

On September 17, 2009, iB3 Networks, Inc. received a judgement against iB3 Networks, Inc. filed by Jeffrey D. Katz in the amount of $10,359.49 pursant to Mr. Katz’s claim for legal fees that resulted from the merger of NYC MAGS, Inc.  In accordance with our agreement with NYC MAGS, Inc., legal fees were to be the responsibility of each party to the merger, and this expense for the other party’s legal fees was not to be the responsibility of iB3 Networks, Inc.  This judgement was also made against Michael Jacobson, a board member of iB3 Networks, Inc., a shareholder of iB3 Networks, Inc., the seller of NYC MAGS, Inc. to iB3 Networks, Inc., and President of our NYC MAGS, Inc. wholly owned subsidiary, jointly and severably.  Michael Jacobson has filed a motion to vacate the judgement against him, and that is pending before the court.  iB3 Networks, Inc. filed a motion to vacate the judgement against it in District Court of Maryland for Montgomery County on October 9, 2009 based upon the agreement of merger agreement between the parties.  As of 11/5/2009 we received paperwork that the motion on behalf of iB3 Networks has been denied.  Consideration is being given to a possible appeal of this ruling, however the current judgement is in effect against iB3 Networks, Inc..  At this time, we cannot make any evaluation of the outcome of this potenial appeal.

Item 1A:	Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we issued no equity securities:

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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

Date: November 11, 2009

By:	/s/ Eric Schmidt
Eric Schmidt
Title:	Chief Executive Officer and Chief Financial Officer